Form 10QSB
period 2007-10-31
HOMELAND RESOURCES LTD.
filed 2007-12-14
CIK 1409624

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
[X]QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: October 31, 2007

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from _____________________ to __________________

Commission file number 333-147501

HOMELAND RESOURCES LTD.
(Exact name of small business issuer as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	26-0841675 (IRS Employer Identification No.)

6801 Los Trechos NE, Albuquerque NM 87109
(Address of principal executive offices)(Zip Code)

(505) 264-0600
 (Issuer’s telephone number)

Not Applicable
(Former name, former address, and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes   X   No ___

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes   X    No

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:
6,000,000 shares of Common Stock, $.001 par value, as of December 15, 2007

Transitional Small Business Disclosure Format (check one):Yes __  No   X

HOMELAND RESOURCES LTD.
(An Exploration Stage Company)
INDEX TO FINANCIAL STATEMENTS
OCTOBER 31, 2007

Page
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Balance Sheets October 31, 2007 (unaudited) and July 31, 2007	3

Condensed Statements of Operations (unaudited) Three Months Ended October 31, 2007 and 2006 and Cumulative Amounts from July 8, 2003 (Inception) to October 31, 2007	4
Condensed Statements of Cash Flows (unaudited) Three Months Ended October 31, 2007 and 2006 and Cumulative Amounts from July 8, 2003 (Inception) to October 31, 2007	5
Notes to Condensed Financial Statements (unaudited)	6

Item 2. Management’s Discussion and Analysis or Plan of Operation	8

Item 3. Controls and Procedures	9

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	9

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	9

Item 3. Defaults Upon Senior Securities	10

Item 4. Submission of Matters to a Vote of Security Holders	10

Item 5. Other Information	10

Item 6. Exhibits	10

Signatures	11

HOMELAND RESOURCES LTD.
(An Exploration Stage Company)
CONDENSED BALANCE SHEETS
	October 31, 2007 (Unaudited)	July 31, 2007 (Audited)

ASSETS

Current assets
Cash and cash equivalents	$35	$175
Prepaids	-	-

Total Current Assets	35	175

Mineral property (Note 3)	876	876

Total assets	$911	$1,051

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)

Current liabilities
Accounts payable and accrued liabilities	$18,924	$5,402

Total Current Liabilities	18,924	5,402

Total liabilities	18,924	5,402

Stockholders’ equity (deficiency)
Common stock - $0.001 par value; authorized – 75,000,000 shares
Issued and outstanding – 6,000,000 shares	6,000	6,000
Capital in excess of par value	24,000	24,000
(Deficit) accumulated during the development stage	(48,013)	(34,351)

Total stockholders’ equity (deficiency)	(18,013)	(4,351)

Total liabilities and stockholders’ equity (deficiency)	$911	$1,051

The accompanying notes are an integral part of these financial statements.

HOMELAND RESOURCES LTD.
(An Exploration Stage Company)
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)
	Three Months Ended October 31, 2007	Three Months Ended October 31, 2006	Cumulative Amounts From Inception To October 31, 2007

REVENUES	$-	$-	$387

EXPENSES
General and Administrative	$12,856	3,011	$43,034
Mineral exploration costs	806	806	3,726
Oil and gas property operating costs	-	-	1,310
Loss on disposal of oil and gas	-	-	330

	(13,662)	(3,817)	(48,400)

Net (Loss)	$(13,662)	$(3,817)	$(48,013)

Net (Loss) Per Common Share
Basic and Diluted	$(0.002)	$(0.001)	$(0.010)

Weighted average number of common shares outstanding
Basic and Diluted	6,000,000	6,000,000	5,011,076

The accompanying notes are an integral part of these financial statements.

HOMELAND RESOURCES LTD.
(An Exploration Stage Company)
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
	Three Months Ended October 31, 2007	Three Months Ended October 31, 2006	Cumulative Amounts From Inception To October 31, 2007

CASH FLOWS FROM OPERATING ACTIVITIES
Net (Loss)	$(13,662)	$(3,817)	$(48,013)
Adjustments to reconcile net (loss) to net cash (used) by operating activities:
Loss on disposal of interest in oil and gas property	-	-	330

Change in non-cash working capital item:
Decrease in prepaids	-	1,103	-
Increase in accounts payable and accrued liabilities	13,522	-	18,924

Net cash (used) by operating activities	(140)	(2,714)	(28,759)

CASH FLOWS FROM INVESTING ACTIVITIES
Loan receivable	-	-	-
Purchase of interest in oil and gas property	-	-	(3,830)
Disposal of interest in oil and gas property	-	-	3,500
Purchase of undeveloped mineral property	-	-	(876)

Net cash (used) in investing activities	-	-	(1,206)

CASH FLOWS FROM FINANCING ACTIVITIES
Sale of common stock	-	-	30,000

Net cash provided by financing activities	-	-	30,000

Net increase (decrease) in cash	(140)	(2,714)	35

Cash, beginning of periods	175	14,622	-

Cash, end of periods	$35	$11,908	$35

The accompanying notes are an integral part of these financial statements.

HOMELAND RESOURCES LTD.
(An Exploration Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
Period ended October 31, 2007
(Unaudited)

NOTE 1 – ORGANIZATION

Homeland Resources Ltd. (the Company) was incorporated under the laws of the State of Nevada on July 8, 2003 and is considered a development stage company as defined by Statement of Financial Accounting Standards No. 7 (SFAS 7) and a mining company in the exploration stage. The Company’s principal activities since inception have been the acquisition of a mineral property in the State of New Mexico.

The accompanying unaudited interim financial statements included herein were prepared from the records of the Company in accordance with Generally Accepted Accounting Principles in the United States. In the opinion of management, the interim data includes all adjustments, consisting of normal recurring adjustments, necessary to provide a fair statement of the results of operations and financial position for the interim periods. These unaudited interim financial statements should be read in conjunction with the Company’s audited financial statements for the year ended July 31, 2007.

The results of operations for the three months ended October 31, 2007 are not necessarily indicative of the results that may be expected for the year ending July 31, 2008.

NOTE 2 – BASIS OF ACCOUNTING

The accompanying financial statements have been prepared on the basis of accounting principles applicable to a going concern, which contemplates the realization of assets and extinguishment of liabilities in the normal course of business. As shown in the accompanying balance sheet the Company has accumulated a deficit of $48,013 through October 31, 2007, and current liabilities exceeded current assets by $18,889. As of October 31, 2007, the Company has not commenced principal operations. These factors among others may indicate that the Company may be unable to continue in existence. The Company's financial statements do not include any adjustments related to the realization of the carrying value of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence. The Company's ability to establish itself as a going concern is dependent upon its ability to obtain additional financing, in order to commence exploration activities on its mining property and ultimately, to achieve profitable operations. Management believes that they can be successful in obtaining equity financing which will enable the Company to continue in existence and establish itself as a going concern.

NOTE 3 – UNDEVELOPED MINERAL PROPERTY

During the year ended July 31, 2004, the Company acquired six unpatented lode mining claims. The Company must perform annual assessment work of $100 for each claim or pay an annual maintenance fee of $100 per claim. These claims are located in western Luna County, New Mexico and are collectively known as the Home Ranch Prospect.

No exploration efforts have been conducted on the Company’s mineral property and, accordingly, the ultimate recovery of the Company’s investment in mineral property is dependent upon the discovery of commercially profitable ore reserves through future exploration efforts and the subsequent development or sale of such reserves.

HOMELAND RESOURCES LTD.
(An Exploration Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
Period ended October 31, 2007
(Unaudited)

NOTE 4 – OIL AND GAS PROPERTY

State Red House #4 Project

The Company had a 10% working interest in the Vector Exploration Corporation State Red House #4 Project for a total buy-in cost of $833 plus dry hole costs in Nobel County, Oklahoma. The Company’s working interest included leasehold interest, well bores, geological expenses, brokerage costs and overhead. During the year ended July 31, 2005, it sold its interest for $3,500 resulting in a $330 loss on the disposition which is recognized on the statements of operations.

NOTE 5 – LOAN COMMITMENT

The Company has a loan commitment from Wellington Financial Corp (“Wellington”) whereby Wellington has commited to loan up to $125,000 to the Company at an interest rate of 8% per annum, for a one-year period ending July 31, 2008, for purposes of providing the Company with working capital in connection with its proposed exploration programs. The Company will issue unsecured note(s) to Wellington evidencing and in exchange for any funds advanced under the commitment.

Item 2.  Management’s Discussion and Analysis or Plan of Operation

Overview

General

We are an exploration stage company engaged in the acquisition and exploration of mineral properties.  We own six mineral claims, the HR# 1 through HR#6 Claims (the “HR Claims”) which collectively comprise the Home Ranch Prospect, as described below.  Further exploration of our mineral claims is required before a final evaluation as to the economic and legal feasibility of any of our mineral claims can be completed.  We cannot assure you that a commercially viable mineral deposit exists on our mineral claims.  Our plan of operations is to carry out exploration work on our mineral claims in order to ascertain whether our claims possess commercially exploitable quantities of gold, silver, copper and/or molybdenum.  We cannot provide assurance to investors that our mineral claims contain a commercially exploitable mineral deposit, or reserve, until appropriate exploratory work is done and an economic evaluation based on such work concludes economic feasibility.

In March 2004, we acquired a 100% interest in leases on the HR Claims, which are unpatented lode mining claims on federal minerals administered by the Bureau of Land Management, located in the Home Ranch Prospect, Luna County, New Mexico.  We obtained the HR Claims for filing fees of $666 plus staking expenses of $550.  The Home Ranch Prospect consists of the HR# 1 through HR#6 mineral claims.  Unpatented claims are mining claims for which the holder has no patent, or document that conveys title.  A lode is a mineral deposit in consolidated rock as opposed to a placer deposit, which is a deposit of sand or gravel that contains particles of gold, ilmenite, gemstones, or other heavy minerals of value.

Results of Operations

Three months ended October 31, 2007 compared to the three months ended October 31, 2006.

We had no revenues during the three months ended October 31, 2007 or 2006.  During the three months ended October 31, 2007, we incurred expenses of $13,662, compared with $3,817 during the three months ended October 31, 2006, an increase of $9,845.  The increase in our expenses was entirely attributable to increased general and administrative costs associated with the preparation and filing of our registration statement with the Securities and Exchange Commission.

Liquidity and Capital Resources

As of October 31, 2007, we had cash of $35, compared to cash of $175 as of July 31, 2007.  Our working capital deficit at October 31, 2007 was $18,889, compared to $5,227 as of July 31, 2007.  The increase in our working capital deficit was due primarily to the increase in our expenses of associated with the preparation and filing of our registration statement with the Securities and Exchange Commission.

On August 1, 2007, we obtained a one-year, $125,000 working capital loan commitment at 8% interest per annum, from Wellington Financial Corp., a British Columbia corporation.  We will issue unsecured note(s) to Wellington Financial Corp. evidencing and in exchange for any funds advanced under the loan commitment.  Although the lending commitment from Wellington Financial Corp. is in writing, it may not be enforceable, as we have not given any consideration to Wellington Financial Corp. to make it a binding agreement. Should Wellington Financial Corp. not provide us with the funds necessary to cover our operating expenses, the Company in all likelihood would cease to exist.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of October 31, 2007.

Going Concern

In their report prepared in connection with our 2007 financial statements, our independent registered public accounting firm included an explanatory paragraph stating that, because we had an accumulated net loss of $34,351 and a working capital deficit of $5,227 at July 31, 2007, there is substantial doubt about our ability to continue as a going concern.  Our continued existence will depend in large part upon our ability to raise sufficient capital through debt and equity offerings.  Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Summary of Significant Accounting Policies

Mineral Property.  Our undeveloped mineral property consists of leases on unpatented lode mining claims located in New Mexico. Mineral exploration costs are expensed as incurred. When it has been determined that a mineral property can be economically developed, the costs incurred to develop such property, including costs to further delineate the ore body and remove overburden to initially expose the ore body, are capitalized.  Such costs and estimated future development costs are amortized using a unit-of-production basis over the estimated life of the ore body. Ongoing development expenditures to maintain production are charged to operations as incurred.

Significant expenditures directly related to the acquisition of exploration interests are capitalized. If a mineable ore body is discovered, such costs are amortized using a unit-of-production method. If no mineable ore body is discovered, such costs are expensed in the period in which it is determined the property has no future economic value.

Forward Looking Statements

Certain statements in this Quarterly Report on Form 10-QSB, as well as statements made by us in periodic press releases and oral statements made by our officials to analysts and shareholders in the course of presentations about the company, constitute “forward-looking statements”.   Such forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward looking statements.  Such factors include, among other things, (1) general economic and business conditions; (2) interest rate changes; (3) the relative stability of the debt and equity markets; (4) government regulations particularly those related to the natural resources industries; (5) required accounting changes; (6) disputes or claims regarding our property interests; and (7) other factors over which we have little or no control.

Item 3.                      Controls and Procedures

As of the end of the period covered by this report, our sole officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act).  Based on this evaluation, our sole officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Our sole officer has concluded that there were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended October 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.                      Legal Proceedings

Not Applicable.

Item 2.                      Unregistered Sales of Equity Securities and Use of Proceeds

Not Applicable.

Item 3.                      Defaults Upon Senior Securities

Not Applicable.

Item 4.                      Submission of Matters to a Vote of Security Holders

Not Applicable.

Item 5.                      Other Information

Not Applicable.

Item 6.                      Exhibits

Regulation S-B Number	Exhibit

2.1	Articles of Incorporation (1)

2.2	Amendment to Articles of Incorporation (1)

2.3	Bylaws (1)

6.1	Notice of Mining Claims HR #1-6, recorded by Luna County, New Mexico, on March 24, 2004 (1)

6.2	Confirmation of Agreement with Leroy Halterman dated August 1, 2007 (1)

6.3	Loan Commitment Letter from Wellington Financial Corporation dated August 1, 2007 (1)

6.4	Notice of Intent to Hold the HR #1-6 Lode Mining Claims, filed with the Bureau of Land Management on August 15, 2007 (1)

6.5	Notice of Intent to Hold the HR #1-6 Lode Mining Claims recorded by Luna County, New Mexico, on August 17, 2007 (1)

10.2	Consent of Moore & Associates, Chartered (1)

11.1	Opinion Regarding Legality (1)

31.1	Rule 15d-14(a) Certification of Armando Garcia

32.1	Certification of Armando Garcia Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
______________
(1)	Incorporated by reference to the exhibits to the registrant’s registration statement on Form SB-1 filed November 19, 2007, file number 333-147501.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOMELAND RESOURCES LTD.

Date: December 14, 2007	By:	/s/ Armando Garcia
Armando Garcia
President, Secretary, Treasurer
(principal executive and financial officer)