Form 10QSB
period 2008-01-31
HOMELAND RESOURCES LTD.
filed 2008-03-17
CIK 1409624

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: January 31, 2008

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
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
6,000,000 shares of Common Stock, $.001 par value, as of February 29, 2008

Transitional Small Business Disclosure Format (check one):Yes    No   X

HOMELAND RESOURCES LTD.
(An Exploration Stage Company)
INDEX TO FINANCIAL STATEMENTS
JANUARY 31, 2008

Page
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Balance Sheets January 31, 2008 (unaudited) and July 31, 2007	3

Condensed Statements of Operations (unaudited) Three and Six Months Ended January 31, 2008 and 2007 and Cumulative Amounts from July 8, 2003 (Inception) to January 31, 2008	4
Condensed Statements of Cash Flows (unaudited) Three and Six Months Ended January 31, 2008 and 2007 and Cumulative Amounts from July 8, 2003 (Inception) to January 31, 2008	5
Notes to Condensed Financial Statements (unaudited)	6

Item 2. Management’s Discussion and Analysis or Plan of Operation	8

Item 3. Controls and Procedures	9

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	10

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	10

Item 3. Defaults Upon Senior Securities	10

Item 4. Submission of Matters to a Vote of Security Holders	10

Item 5. Other Information	10

Item 6. Exhibits	10

Signatures	11

HOMELAND RESOURCES LTD.
(An Exploration Stage Company)
CONDENSED BALANCE SHEETS
	January 31, 2008 (Unaudited)	July 31, 2007 Audited

ASSETS

Current assets
Cash and cash equivalents	$8	$175
Prepaids	-	-

Total Current Assets	8	175

Mineral property (Note 3)	876	876

Total assets	$884	$1,051

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)

Current liabilities
Accounts payable and accrued liabilities	$25,354	$5,402

Total Current Liabilities	25,354	5,402

Total liabilities	25,354	5,402

Stockholders’ equity (deficiency)
Common stock - $0.001 par value; authorized – 75,000,000 shares
Issued and outstanding – 6,000,000 shares	6,000	6,000
Capital in excess of par value	24,000	24,000
(Deficit) accumulated during the development stage	(54,470)	(34,351)

Total stockholders’ equity (deficiency)	(24,470)	(4,351)

Total liabilities and stockholders’ equity (deficiency)	$884	$1,051

The accompanying notes are an integral part of these financial statements.

HOMELAND RESOURCES LTD.
(An Exploration Stage Company)
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)
	Three Months Ended January 31, 2008	Three Months Ended January 31, 2007	Six Months Ended January 31, 2008	Six Months Ended January 31, 2007	Cumulative Amounts From Inception To January 31, 2008

REVENUES	$-	$-	$-	$-	$387

EXPENSES
General and Administrative	6,457	15,046	$19,313	18,506	$49,491
Mineral exploration costs	-	-	806	806	3,726
Oil and gas property operating costs	-	-	-	-	1,310
Loss on disposal of oil and gas	-	-	-	-	330

	(6,457)	(15,046)	(20,119)	(18,862)	(54,857)

Net (Loss)	$(6,457)	$(15,046)	$(20,119)	$(18,862)	$(54,470)

Net (Loss) Per Common Share
Basic and Diluted	$(0.001)	$(0.003)	$(0.003)	$(0.003)	$(0.010)

Weighted average number of
common shares outstanding
Basic and Diluted	6,000,000	6,000,000	6,000,000	6,000,000	5,065,654

The accompanying notes are an integral part of these financial statements.

HOMELAND RESOURCES LTD.
(An Exploration Stage Company)
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
	Six Months Ended January 31, 2008	Six Months Ended January 31, 2007	Cumulative Amounts From Inception To January 31, 2008

CASH FLOWS FROM OPERATING ACTIVITIES
Net (Loss)	$(20,119)	$(18,862)	$(54,470)
Adjustments to reconcile net (loss) to net cash (used) by operating activities:
Loss on disposal of interest in oil and gas property	-	-	330

Change in non-cash working capital item:
Increase in accounts receivable	-	(289)	-
Decrease in prepaids	-	3,870	-
Increase in accounts payable and accrued liabilities	19,952	2,227	25,354

Net cash (used) by operating activities	(167)	(13,054)	(28,786)

CASH FLOWS FROM INVESTING ACTIVITIES
Loan receivable	-	-	-
Purchase of interest in oil and gas property	-	-	(3,830)
Disposal of interest in oil and gas property	-	-	3,500
Purchase of undeveloped mineral property	-	-	(876)

Net cash (used) in investing activities	-	-	(1,206)

CASH FLOWS FROM FINANCING ACTIVITIES
Sale of common stock	-	-	30,000

Net cash provided by financing activities	-	-	30,000

Net increase (decrease) in cash	(167)	(13,054)	8

Cash, beginning of periods	175	14,622	-

Cash, end of periods	$8	$1,568	$8

The accompanying notes are an integral part of these financial statements.

HOMELAND RESOURCES LTD.
(An Exploration Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
Period ended January 31, 2008
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

The results of operations for the six months ended January 31, 2008 are not necessarily indicative of the results that may be expected for the year ending July 31, 2008.

NOTE 2 – BASIS OF ACCOUNTING

The accompanying financial statements have been prepared on the basis of accounting principles applicable to a going concern, which contemplates the realization of assets and extinguishment of liabilities in the normal course of business. As shown in the accompanying balance sheet the Company has accumulated a deficit of $54,470 through January 31, 2008 and current liabilities exceeded current assets by $25,346. As of January 31, 2008, the Company has not commenced principal operations. These factors among others may indicate that the Company may be unable to continue in existence. The Company's financial statements do not include any adjustments related to the realization of the carrying value of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence. The Company's ability to establish itself as a going concern is dependent upon its ability to obtain additional financing, in order to commence exploration activities on its mining property and ultimately, to achieve profitable operations. Management believes that they can be successful in obtaining equity financing which will enable the Company to continue in existence and establish itself as a going concern.

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

HOMELAND RESOURCES LTD.
(An Exploration Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
Period ended January 31, 2008
(Unaudited)

NOTE 4 – OIL AND GAS PROPERTY

State Red House #4 Project

The Company had a 10% working interest in the Vector Exploration Corporation State Red House #4 Project for a total buy-in cost of $833 plus dry hole costs in Nobel County, Oklahoma. The Company’s working interest included leasehold interest, well bores, geological expenses, brokerage costs and overhead. During the year ended July 31, 2005, it sold its interest for $3,500 resulting in a $330 loss on the disposition which is recognized on the statements of operation.

NOTE 5 – LOAN COMMITMENT

The Company has a loan commitment from Wellington Financial Corp (“Wellington”) whereby Wellington commits to loan up to $125,000 to the Company at an interest rate of 8% per annum, for a one-year period ending July 31, 2008, for purposes of providing the Company with working capital in connection with its proposed exploration programs. The Company will issue unsecured note(s) to Wellington evidencing and in exchange for any funds advanced under the commitment.

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

In March 2004, we acquired a 100% interest in leases on the HR Claims, which are unpatented lode mining claims on federal minerals administered by the Bureau of Land Management, located in the Home Ranch Prospect, Luna County, New Mexico.  We obtained the HR Claims for filing fees of $666 plus staking expenses of $550.  The Home Ranch Prospect consists of the HR# 1 through HR #6 mineral claims.  Unpatented claims are mining claims for which the holder has no patent, or document that conveys title.  A lode is a mineral deposit in consolidated rock as opposed to a placer deposit, which is a deposit of sand or gravel that contains particles of gold, ilmenite, gemstones, or other heavy minerals of value.

Results of Operations

Three months ended January 31, 2008 compared to the three months ended January 31, 2007.

We had no revenues during the three months ended January 31, 2008 or 2007.  During the three months ended January 31, 2008, we incurred expenses of $6,457, compared with $15,046 during the three months ended January 31, 2007, a decrease of $8,589.  The decrease in our expenses was entirely attributable to a decrease in general and administrative costs.  During the three months ended January 31, 2008, we had no costs associated with the preparation and filing of our registration statement with the Securities and Exchange Commission, whereas we were actively preparing our registration statement during the three months ended January 31, 2007.

Six months ended January 31, 2008 compared to the six months ended January 31, 2007.

We had no revenues during the six months ended January 31, 2008 or 2007.  During the six months ended January 31, 2008, we incurred expenses of $20,119, compared with $18,862 during the six months ended January 31, 2007, an increase of $1,257.

Liquidity and Capital Resources

As of January 31, 2008, we had cash of $8, compared to cash of $175 as of July 31, 2007.  Our working capital deficit at January 31, 2008 was $25,346, compared to $5,227 as of July 31, 2007.  The increase in our working capital deficit was due primarily to the increase in our expenses associated with the preparation and filing of our registration statement and our ongoing filing obligations with the Securities and Exchange Commission.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of January 31, 2008.

Going Concern

In its report prepared in connection with our 2007 financial statements, our independent registered public accounting firm included an explanatory paragraph stating that, because we had an accumulated net loss of $34,351 and a working capital deficit of $5,227 at July 31, 2007, there was substantial doubt about our ability to continue as a going concern.  Our continued existence will depend in large part upon our ability to raise sufficient capital through debt and equity offerings.  Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Our sole officer has concluded that there were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended January 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

HOMELAND RESOURCES LTD.

Date: March 14, 2008	By:	/s/ Armando Garcia
Armando Garcia,
President, Secretary, Treasurer
(principal executive and financial officer)