Form 10-Q
period 2008-04-30
HOMELAND RESOURCES LTD.
filed 2008-06-13
CIK 1409624

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2008

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to _______________

333-147501
 (Commission file number)

HOMELAND RESOURCES LTD.
 (Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction Of incorporation or organization)	26-0841675 (IRS Employer Identification No.)

6801 Los Trechos NE, Albuquerque New Mexico           87109
                (Address of principal executive offices)               (Zip Code)

(505) 264-0600
 (Registrant’s telephone number, including area code)

Not applicable
 (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
[x] Yes                      [  ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
[x] Yes   [  ] No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  6,000,000 shares of Common Stock, $.001 par value, as of May 31, 2008

HOMELAND RESOURCES LTD.
(An Exploration Stage Company)
INDEX TO FINANCIAL STATEMENTS
APRIL 30, 2008

		Page
PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Balance Sheets April 30, 2008 (unaudited) and July 31, 2007	3

	Condensed Statements of Operations (unaudited) Nine Months Ended April 30, 2008 and 2007 and Cumulative Amounts from July 8, 2003 (Inception) to April 30, 2008	4

	Condensed Statements of Cash Flows (unaudited) Three and Nine Months Ended April 30, 2008 and 2007 and Cumulative Amounts from July 8, 2003 (Inception) to April 30, 2008	5

	Notes to Condensed Financial Statements (unaudited)	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	8

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	9

Item 4T.	Controls and Procedures	9

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	11

Item 1A.	Risk Factors	11

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	11

Item 3.	Defaults Upon Senior Securities	11

Item 4.	Submission of Matters to a Vote of Security Holders	11

Item 5.	Other Information	11

Item 6.	Exhibit Index	11

Signatures		12

HOMELAND RESOURCES LTD.
(An Exploration Stage Company)
CONDENSED BALANCE SHEETS
	April 30, 2008 (Unaudited)	July 31, 2007 (Audited)

ASSETS
Current assets
Cash and cash equivalents	$49	$175
Prepaids	-	-

Total Current Assets	49	175

Mineral property (Note 3)	876	876

Total assets	$925	$1,051

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)
Current liabilities
Accounts payable and accrued liabilities	$28,442	$5,402

Total Current Liabilities	28,442	5,402

Total liabilities	28,442	5,402

Stockholders’ equity (deficiency)
Common stock - $0.001 par value; authorized – 75,000,000 shares
Issued and outstanding – 6,000,000 shares	6,000	6,000
Capital in excess of par value	24,000	24,000
(Deficit) accumulated during the development stage	(57,517)	(34,351)

Total stockholders’ equity (deficiency)	(27,517)	(4,351)

Total liabilities and stockholders’ equity (deficiency)	$925	$1,051

The accompanying notes are an integral part of these financial statements.

HOMELAND RESOURCES LTD.
(An Exploration Stage Company)
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)
	Three Months Ended April 30, 2008	Three Months Ended April 30, 2007	Nine Months Ended April 30, 2008	Nine Months Ended April 30, 2007	Cumulative Amounts From Inception To April 30, 2008

REVENUES	$-	$-	$-	$-	$387

EXPENSES
General and Administrative	3,047	1,222	$22,360	19,278	$52,538
Mineral exploration costs	-	-	806	806	3,726
Oil and gas property operating costs	-	-	-	-	1,310
Loss on disposal of oil and gas	-	-	-	-	330

	(3,047)	(1,222)	(23,166)	(20,084)	(57,904)

Net (Loss)	$(3,047)	$(1,222)	$(23,166)	$(20,084)	$(57,517)

Net (Loss) Per Common Share
Basic and Diluted	$(0.001)	$(0.003)	$(0.004)	$(0.003)	$(0.011)

Weighted average number of
common shares outstanding
Basic and Diluted	6,000,000	6,000,000	6,000,000	6,000,000	5,113,515

The accompanying notes are an integral part of these financial statements.

HOMELAND RESOURCES LTD.
(An Exploration Stage Company)
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
	Nine Months Ended April 30, 2008	Nine Months Ended April 30, 2007	Cumulative Amounts From Inception To April 30, 2008

CASH FLOWS FROM OPERATING ACTIVITIES
Net (Loss)	$(23,166)	$(20,084)	$(57,517)
Adjustments to reconcile net (loss) to net cash (used) by operating activities:
Loss on disposal of interest in oil and gas property	-	-	330

Change in non-cash working capital item:
Decrease in prepaids	-	3,870	-
Increase in accounts payable and accrued liabilities	23,040	3,392	28,442

Net cash (used) by operating activities	(126)	(12,822)	(28,745)

CASH FLOWS FROM INVESTING ACTIVITIES
Loan receivable	-	-	-
Purchase of interest in oil and gas property	-	-	(3,830)
Disposal of interest in oil and gas property	-	-	3,500
Purchase of undeveloped mineral property	-	-	(876)

Net cash (used) in investing activities	-	-	(1,206)

CASH FLOWS FROM FINANCING ACTIVITIES
Sale of common stock	-	-	30,000

Net cash provided by financing activities	-	-	30,000

Net increase (decrease) in cash	(126)	(12,822)	49

Cash, beginning of periods	175	14,622	-

Cash, end of periods	$49	$1,800	$49

The accompanying notes are an integral part of these financial statements.

HOMELAND RESOURCES LTD.
(An Exploration Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
APRIL 30, 2008
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

The results of operations for the nine months ended April 30, 2008 are not necessarily indicative of the results that may be expected for the year ending July 31, 2008.

NOTE 2 – BASIS OF ACCOUNTING

The accompanying financial statements have been prepared on the basis of accounting principles applicable to a going concern, which contemplates the realization of assets and extinguishment of liabilities in the normal course of business. As shown in the accompanying balance sheet the Company has accumulated a deficit of $57,517 through April 30, 2008, and its current liabilities exceeded current assets by $28,393. As of April 30, 2008, the Company has not commenced principal operations. These factors among others may indicate that the Company may be unable to continue in existence. The Company's financial statements do not include any adjustments related to the realization of the carrying value of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence. The Company's ability to establish itself as a going concern is dependent upon its ability to obtain additional financing, in order to commence exploration activities on its mining property and ultimately, to achieve profitable operations. Management believes that they can be successful in obtaining equity financing which will enable the Company to continue in existence and establish itself as a going concern.

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
APRIL 30, 2008
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

NOTE 5 – LOAN COMMITMENT

The Company has a loan commitment from Wellington Financial Corp (“Wellington”) whereby Wellington has committed to loan up to $125,000 to the Company at an interest rate of 8% per annum, for a one-year period ending July 31, 2008, for purposes of providing the Company with working capital in connection with its proposed exploration programs. The Company will issue unsecured note(s) to Wellington evidencing and in exchange for any funds advanced under the commitment.

Item 2.             Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Results of Operations

Three months ended April 30, 2008 compared to the three months ended April 30, 2007.

We had no revenues during the three months ended April 30, 2008 or 2007.  During the three months ended April 30, 2008, we incurred expenses of $3,047, compared with $1,222 during the three months ended April 30, 2007, an increase of $1,825.  The increase in our expenses was entirely attributable to an increase in general and administrative costs associated with professional legal and accounting services necessary as a reporting issuer under the Securities Exchange Act of 1934.

Nine months ended April 30, 2008 compared to the nine months ended April 30, 2007.

We had no revenues during the nine months ended April 30, 2008 or 2007.  During the nine months ended April 30, 2008, we incurred expenses of $23,166, compared with $20,084 during the nine months ended April 30, 2007, an increase of $3,082.  The increase in our expenses was entirely attributable to an increase in general and administrative costs associated with professional legal and accounting services necessary as a reporting issuer under the Securities Exchange Act of 1934.

Liquidity and Capital Resources

As of April 30, 2008, we had cash of $49, compared to cash of $175 as of July 31, 2007.  Our working capital deficit at April 30, 2008 was $28,393, compared to $5,227 as of July 31, 2007.  The increase in our working capital deficit was due primarily to the increase in our expenses associated with the preparation and filing of our registration statement and our ongoing filing obligations with the Securities and Exchange Commission.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of April 30, 2008.

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

Forward Looking Statements

Certain statements in this Quarterly Report on Form 10-Q, as well as statements made by us in periodic press releases and oral statements made by our officials to analysts and shareholders in the course of presentations about the company, constitute “forward-looking statements”.   Such forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward looking statements.  Such factors include, among other things, (1) general economic and business conditions; (2) interest rate changes; (3) the relative stability of the debt and equity markets; (4) government regulations particularly those related to the natural resources industries; (5) required accounting changes; (6) disputes or claims regarding our property interests; and (7) other factors over which we have little or no control.

Item 3.                   Quantitative and Qualitative Disclosures About Market Risk

Not required.

Item 4T.                 Controls and Procedures

Evaluation Of Disclosure Controls And Procedures

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

Disclosure controls and procedures are our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes In Internal Controls Over Financial Reporting

Our sole officer has concluded that there were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended April 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.                    Legal Proceedings

None.

Item 1A.                 Risk Factors

Not required for smaller reporting companies.

Item 2.                    Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.                    Defaults Upon Senior Securities

None.

Item 4.                    Submission of Matters to a Vote of Security Holders

None.

Item 5.                    Other Information

Not applicable

Item 6.                    Exhibits

Regulation S-K Number	Exhibit
3.1	Articles of Incorporation (1)
3.2	Amendment to Articles of Incorporation (1)
3.3	Bylaws (1)
10.1	Notice of Mining Claims HR #1-6, recorded by Luna County, New Mexico, on March 24, 2004 (1)
10.2	Confirmation of Agreement with Leroy Halterman dated August 1, 2007 (1)
10.3	Loan Commitment Letter from Wellington Financial Corporation dated August 1, 2007 (1)
10.4	Notice of Intent to Hold the HR #1-6 Lode Mining Claims, filed with the Bureau of Land Management on August 15, 2007 (1)
10.5	Notice of Intent to Hold the HR #1-6 Lode Mining Claims recorded by Luna County, New Mexico, on August 17, 2007 (1)
31.1	Rule 15d-14(a) Certification of Armando Garcia
32.1	Certification of Armando Garcia Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the exhibits to the registrant’s registration statement on Form SB-1 filed November 19, 2007, file number 333-147501.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOMELAND RESOURCES LTD.

Date: June 13, 2008	By:	/s/ Armando Garcia
Armando Garcia,
President, Secretary, Treasurer
(principal executive and financial officer)