Form 10-K
period 2008-07-31
HOMELAND RESOURCES LTD.
filed 2008-10-29
CIK 1409624

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended July 31, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________

Commission File Number: 333-147501

HOMELAND RESOURCES LTD.
(Exact name of registrant as specified in its charter)

Nevada	26-0841675
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

6801 Los Trechos NE, Albuquerque, New Mexico	87109
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  (505) 264-0600

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐   No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☒   No ☐

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter:  $-0- on January 31, 2008

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 6,000,000 on October 16, 2008

FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K contains “forward-looking statements.”  All statements other than statements of historical facts included or incorporated by reference in this report, including, without limitation, statements regarding our future financial position, business strategy, budgets, projected costs and plans and objectives of management for future operations, are forward-looking statements.  In addition, forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “project,” “estimate,” “anticipate,” “believe,” or “continue” or the negative thereof or variations thereon or similar terminology.  In assessing forward-looking statements contained in this report, readers are urged to read carefully all cautionary statements, including those contained in other sections of this report.

Although we believe that the expectations reflected in such forward-looking statements are reasonable, we cannot give any assurance that such expectations will prove to be correct.  Our actual results are likely to differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by us described in the preceding “Risk Factors” section and elsewhere in this report.  All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by these cautionary statements.  We assume no duty to update or revise our forward-looking statements based on changes in internal estimates or expectations or otherwise.

HOMELAND RESOURCES LTD.

FORM 10-K
FOR THE FISCAL YEAR ENDED
JULY 31, 2008

PART I

ITEM 1.           BUSINESS

History and Overview

Homeland Resources Ltd. (“we,” “us,” or “our”) was organized under the laws of the State of Nevada on July 8, 2003, initially to explore mining claims and property in New Mexico and to participate in oil and gas interests in Oklahoma.  As of the date of this report, we have conducted only limited operations.

We acquired six unpatented mining claims located in Luna County, New Mexico in March 2004.  We refer to these mineral claims as the HR Claims and the overall project and property as the Home Ranch Prospect.  We own a 100% interest in the HR Claims.  We are an exploration stage company and we cannot assure you that a commercially viable mineral deposit exists on our mineral claims.

As the price of gold has been fluctuating widely, we have deferred conducting mineral exploration activities on the Home Ranch Prospect in order to assess whether these claims have commercially exploitable gold mineral reserves for the near term.

In June 2004, we acquired a 10% working interest in the Vector Exploration Corporation State Red House #4 Project in Nobel County, Oklahoma.  Our working interest included leasehold interest, well bores, geological expenses, brokerage costs and overhead.  During the year ended July 31, 2005, we sold our working interest and we presently hold no oil and gas interests.

Compliance with Government Regulation

We will be required to conduct all mineral exploration activities in accordance with the rules and regulations of the BLM.  We will be required to obtain a permit prior to the initiation of the proposed exploration Phase II program.  To obtain a permit we will have to submit a plan of operation as part of our permit application.

If our activities should advance to the point where we are engaging in significant intrusive mining operations, we could become subject to environmental regulations promulgated by federal, state, and local government agencies.  Environmental legislation provides for restrictions and prohibitions on spills, releases or emissions of various substances produced in association with certain mining industry operations, such as seepage from tailings disposal areas, which would result in environmental pollution.  A breach or violation of such legislation may result in the imposition of fines and penalties.  At present, we do not believe that compliance with environmental legislation and regulations will have a material effect on our proposed operations; however, any changes in environmental legislation or regulations or in our activities may cause compliance with such legislation and/or regulation to have a material impact on our operations.  In addition, certain types of operations require the submission and approval of environmental impact assessments.  Environmental legislation is evolving in a manner that means stricter standards, and enforcement, fines and penalties for non-compliance are becoming more stringent.  Environmental assessments of proposed projects carry a heightened degree of responsibility for companies and directors, officers and employees.  The cost of compliance with changes in governmental regulations has a potential to reduce the profitability of operations.  We intend to ensure that we comply fully with all environmental regulations relating to our operations.

Employees

We have no employees other than our sole officer and director, Armando Garcia, who as of the date of this report is serving without compensation.  We anticipate that we will be conducting most of our business through agreements with consultants and third parties.  We have retained the services of Leroy Halterman to conduct Phase I of the exploration program at a cost of approximately $12,100.  Mr. Halterman is a former officer of the Company. Other than our engagement of Mr. Halterman, we have not entered into any arrangements or negotiations with any other consultants or third parties.

ITEM 1A.        RISK FACTORS

Risks Related to Our Financial Condition and Business

If we do not obtain additional financing, our business will fail.  As of July 31, 2008, we had $53 of cash on hand.  Our current operating funds are not sufficient to sustain the company or to conduct any exploration of our mineral claims.  Therefore, we will need to obtain additional financing in order to complete our business plan. We currently do not have any operations and we have no income. Further, we do not have any financing in place and we may not be able to find such financing if required. Obtaining additional financing would be subject to a number of factors, including investor acceptance of mineral claims and investor sentiment. These factors may adversely affect the timing, amount, terms, or conditions of any financing that we may obtain or make any additional financing unavailable to us.

If we complete a financing through the sale of additional shares of our common stock, then shareholders will experience dilution.  The most likely source of future financing presently available to us is through the sale of shares of our common stock.  Any sale of common stock will result in dilution of equity ownership to existing shareholders.  This means that if we sell shares of our common stock, more shares will be outstanding and each existing shareholder will own a smaller percentage of the shares then outstanding.

We have not paid any cash dividends on our shares of our common stock and we do not intend to pay any such dividends in the foreseeable future.  Accordingly, investors will only see a return on their investments if the value of the shares appreciates.  To date, we have not paid any cash dividends on our common stock.  We do not intend to declare or pay any dividends on our common stock in the foreseeable future, but rather to retain any earnings to finance the growth of our business, if any.  Payment of future dividends, if any, will be at the discretion of our board of directors and will depend on our results of operations, financial condition, contractual and legal restrictions and other factors the board of directors deems relevant.  Accordingly, investors will only see a return on their investments if the value of the shares appreciates.

If we do not pay annual maintenance fees, then our mineral claims will lapse.  We must pay annual maintenance fees of $100 per claim to the Bureau of Land Management to hold our HR Claims.  If we do not make the required payments, then our claims will lapse and we will lose all interest that we have in these mineral claims.

Our company was recently formed and we have not proven that we can generate a profit.  If we fail to generate income and achieve profitability, an investment in our securities may be worthless.  We have no operating history and have not proved we can operate successfully.  If we fail, your investment in our common stock will become worthless.  From inception to July 31, 2008, we incurred a net loss of $63,927.  At July 31, 2008, we had a working capital deficit of $34,803.

We were organized under the laws of the State of Nevada on July 8, 2003, and have had no operations other than to conduct two private offerings, acquire the HR Claims in the state of New Mexico and acquire and subsequently dispose of a 10% working interest in an oil and gas exploration property in Oklahoma.  As of October 16, 2008, we have 39 shareholders of record.  We face all of the risks inherent in a new business.  The purchase of the securities offered hereby must therefore be regarded as the placing of funds at a high risk in a new or “start-up” venture with all the unforeseen costs, expenses, problems, and difficulties to which such ventures are subject.

Because we anticipate our operating expenses will increase prior to our obtaining revenues, we expect significant losses prior to any profitability.  Prior to completion of our exploration stage, we anticipate that we will incur increased operating expenses without realizing any revenues.  We therefore expect to incur significant losses into the foreseeable future.  If we are unable to generate significant revenues from the exploration of our mineral claims and the production of minerals thereon, we will not be able to earn profits or continue operations.  There is no history upon which to base any assumption as to the likelihood that we will prove successful, and we may not be able to generate any operating revenues or ever achieve profitable operations.  If we are unsuccessful in addressing these risks, our business will most likely fail.

Because of the speculative nature of exploration of mining properties, there is substantial risk that no commercially exploitable minerals will be found and our business will fail.  The search for valuable minerals as a business is extremely risky.  Our mineral claims may not contain commercially exploitable reserves of gold.  Exploration for minerals is a speculative venture necessarily involving substantial risk.  The expenditures to be made by us in the exploration of our mineral claims may not result in the discovery of commercial quantities of ore.  Problems such as unusual or unexpected formations and other conditions are involved in mineral exploration and often result in unsuccessful exploration efforts.  In such a case, we would be unable to complete our business plan.

Because of the inherent dangers involved in mineral exploration, there is a risk that we may incur liability or damages as we conduct our business.  The search for valuable minerals involves numerous hazards.  As a result, we may become subject to liability for such hazards, including pollution, cave-ins, and other hazards against which we cannot insure or against which we may elect not to insure.  The payment of such liabilities may have a material adverse effect on our financial position.

Even if we discover commercial reserves of precious metals on our mineral claims, we may not be able to successfully obtain commercial production.  Our mineral claims do not contain any known mineral reserves.  If our exploration programs are successful in establishing reserves of commercial tonnage and grade, we will require additional funds in order to place the mineral claims into commercial production.  At this time, we cannot assure you that we will be able to do so.

Fluctuating gold prices could negatively impact our business plan.  The potential for profitability of gold mining operations is directly related to the market price of gold. The price of gold may also have a significant influence on the market price of our common stock. In the event that we obtain positive results and progress our property to a point where a commercial production decision can be made, our decision to put a mine into production and to commit the funds necessary for that purpose must be made long before any revenue from production would be received. A decrease in the price of gold at any time during future exploration and development may prevent our property from being economically mined or result in the writeoff of assets whose value is impaired as a result of lower gold prices. The price of gold is affected by numerous factors beyond our control, including inflation, fluctuation of the United States dollar and foreign currencies, global and regional demand, the purchase or sale of gold by central banks, and the political and economic conditions of major gold producing countries throughout the world.

From October 2003 to October 15, 2008, the price of gold has ranged from $371.30 per ounce to $1,002.80 per ounce.  In the event gold prices decline and remain low for prolonged periods of time, we will be unable to develop our property or produce any revenue.

Because of our limited resources and the speculative nature of our business, there is a substantial doubt as to our ability to continue as a going concern.  The report of Moore & Associates, Chartered, our independent registered public accounting firm, on our audited financial statements for the periods ended July 31, 2008 and 2007, indicates that there are a number of factors that raise substantial doubt about our ability to continue as a going concern.  Our continued operations are dependent on our ability to obtain financing and upon our ability to achieve future profitable operations from the development of our mineral properties.  If we are not able to continue as a going concern, it is likely investors will lose their investment.

Our industry is highly competitive, attractive mineral lands are scarce, and we may not be able to obtain quality properties.  We compete with many companies in the mining industry, including large, established mining companies with substantial capabilities, personnel and financial resources. We may be at a competitive disadvantage in acquiring mineral properties, since we compete with these individuals and companies, most of which have greater financial resources and larger technical staffs. From time to time, specific properties or areas which would otherwise be attractive to us for exploration or acquisition may be unavailable to us due to their previous acquisition by other companies or our lack of financial resources. Competition in the industry is not limited to the acquisition of mineral properties but also extends to the technical expertise to find, advance, and operate such properties; the labor to operate the properties; and the capital for the purpose of funding such properties. Many competitors not only explore for and mine precious metals, but conduct refining and marketing operations on a worldwide basis. Such competition may result in our company being unable not only to acquire desired properties, but to recruit or retain qualified employees or to acquire the capital necessary to fund our operation and advance our properties. Our inability to compete with other companies for these resources would have a material adverse effect on our results of operation and business.

Because our sole executive officer has other business interests, he may not be able or willing to devote a sufficient amount of time to our business operations, causing our business to fail.  Mr. Garcia, our sole executive officer and director, presently spends approximately 10% of his business time on business management services for our company.  It is possible that the demands on Mr. Garcia from his other obligations could increase with the result that he would no longer be able to devote sufficient time to the management of our business.  In addition, Mr. Garcia may not possess sufficient time for our business if the demands of managing our business increased substantially beyond current levels.

We depend on our sole officer and director and the loss of our sole officer and director could adversely affect our business.  We are dependent on our sole officer and director, Armando Garcia, for the conduct of our business. The loss of Mr. Garcia would significantly and adversely affect our business. In that event, we would be forced to identify and retain an individual or individuals to replace Mr. Garcia. We do not carry life insurance on Mr. Garcia and we may not be able to replace Mr. Garcia on terms acceptable to us.

We have not obtained an independent evaluation of our mineral claims, where multiple or independent evaluations could prove to be more accurate.  Due to excessive costs, our proposed two-phase program of exploration has been prepared by, and was based in large part on, a geological report by Leroy Halterman, a former officer of the Company.  It is possible that multiple or independent evaluations could prove to be more accurate, and to the extent that our limited report is inaccurate, our proposed program may be inadequate.

Risks Related to Legal Uncertainty

Because we will be subject to compliance with government regulation, our anticipated cost of our exploration program may increase.  There are several governmental regulations that materially restrict the use of ore.  We will be subject to the laws and regulations of the Bureau of Land Management of the United States Department of the Interior as we carry out our exploration program.  We may be required to obtain land use permits and perform remediation work for any physical disturbance to the land in order to comply with these regulations.  New regulations could be passed which could increase our costs of doing business and prevent us from carrying out our exploration program.  Under current regulations, if we fail to obtain the necessary permits, the Bureau of Land Management could seek to enjoin our exploration operations and demand monetary damages for any surface disturbance to the land.  In addition, the Bureau of Land Management could seek a criminal fines against us for a knowing and willful violation.  If we were to be subject to any criminal or civil proceedings of this type, in all likelihood, we would cease to exist as a company and investors would lose their entire investment.

Title to mineral properties can be uncertain, and we are at risk of loss of ownership of our property.  Our ability to explore and operate our property depends on the validity of title to that property. The Home Ranch Prospect consists of the unpatented HR Claims. Unpatented mining claims are generally considered to be subject to greater risk than other real property interests because the validity of unpatented mining claims is often uncertain. Unpatented mining claims provide only possessory title and their validity is often subject to contest by third parties or the federal government. These uncertainties relate to such things as the sufficiency of mineral discovery, proper posting and marking of boundaries, assessment work and possible conflicts with other claims not determinable from descriptions of record. Since a substantial portion of all mineral exploration, development and mining in the United States now occurs on unpatented mining claims, this uncertainty is inherent in the mining industry. We have not obtained a title opinion on our entire property, with the attendant risk that title to some claims, particularly title to undeveloped property, may be defective. There may be valid challenges to the title to our property which, if successful, could impair development and/or operations.  We remain at risk that the mining claims may be forfeited either to the United States or to rival private claimants due to failure to comply with statutory requirements as to location and maintenance of the claims or challenges to whether a discovery of a valuable mineral exists on every claim.

Risks Factors Relating To Our Common Stock

There is a lack of a public market for our common shares, which limits our shareholders ability to resell their shares or pledge them as collateral.  There is currently no public market for our shares, and we cannot assure you that a market for our stock will develop.  Consequently, investors may not be able to use their shares for collateral or loans and may not be able to liquidate at a suitable price in the event of an emergency.  In addition, investors may not be able to resell their shares at or above the price they paid for them or may not be able to sell their shares at all.

Future equity transactions, including exercise of options or warrants, could result in dilution.  In order to raise sufficient capital to implement our planned operations, from time to time, we intend to sell restricted stock, warrants, and/or convertible debt to investors in private placements.  Because the stock will be restricted, the stock will likely be sold at a greater discount to market prices compared to a public stock offering, and the exercise price of the warrants is likely to be at or even lower than market prices.  These transactions will cause dilution to existing stockholders.  Also, from time to time, options may be issued to officers, directors, or employees, with exercise prices equal to market.  Exercise of in-the-money options and warrants will result in dilution to existing stockholders.  The amount of dilution will depend on the spread between the market and exercise price, and the number of shares involved.  In addition, such shares would increase the number of shares in the “public float” and could depress the market price for our common stock, if a market develops.

Our common stock is subject to SEC “Penny Stock” rules.  Since our common stock is a penny stock, as defined in Rule 3a51-1 under the Securities Exchange Act, it will be more difficult for investors to liquidate their investment of our common stock.  Until the trading price of the common stock rises above $5.00 per share, if ever, trading in the common stock is subject to the penny stock rules of the Securities Exchange Act specified in rules 15g-1 through 15g-10.  Those rules require broker-dealers, before effecting transactions in any penny stock, to:

●	Deliver to the customer, and obtain a written receipt for, a disclosure document;
●	Disclose certain price information about the stock;
●	Disclose the amount of compensation received by the broker-dealer or any associated person of the broker-dealer;
●	Send monthly statements to customers with market and price information about the penny stock; and
●	In some circumstances, approve the purchaser’s account under certain standards and deliver written statements to the customer with information specified in the rules.

Consequently, the penny stock rules may restrict the ability or willingness of broker-dealers to sell the common stock and may affect the ability of holders to sell their common stock in the secondary market and the price at which such holders can sell any such securities.  These additional procedures could also limit our ability to raise additional capital in the future.

Since our shares may be traded on the Over-the-Counter Bulletin Board, trading volumes and prices may be sporadic because it is not an exchange.  Our common shares are approved for quotation on the OTC Bulletin Board.  The trading price of our common shares may be subject to wide fluctuations.  Trading prices of our common shares may fluctuate in response to a number of factors, many of which will be beyond our control.  The stock market has generally experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of companies with limited business operations.  Broad market and industry factors may adversely affect the market price of our common shares, regardless of our operating performance.

In the past, following periods of volatility in the market price of a company’s securities, securities class-action litigation has often been instituted.  Such litigation, if instituted, could result in substantial costs for us and a diversion of management’s attention and resources.

ITEM 1B.        UNRESOLVED STAFF COMMENTS

None.

ITEM 2.           PROPERTIES

Home Ranch Prospect

Property Acquisition.  In March 2004, we acquired a 100% interest in leases on six unpatented lode mining claims in the Home Ranch Prospect, located in the Luna County, New Mexico, by locating the HR # 1 through HR#6 mining claims on federal minerals administered by the Bureau of Land Management for filing fees of $666 plus staking expenses of $550.  The Home Ranch Prospect consists of the HR# 1 through HR#6 mineral claims.  Unpatented claims are mining claims for which the holder has no patent, or document that conveys title.  A lode is a mineral deposit in consolidated rock as opposed to a placer deposit, which is a deposit of sand or gravel that contains particles of gold, ilmenite, gemstones, or other heavy minerals of value.

Location and Access.  Access to the Home Ranch Prospect is obtained by traveling west from Deming, New Mexico on Interstate 10, then south at the Gage overpass on an unnumbered county road which turns to the west along the southern margin of the Klondike Hills and traverses the southern edge of the property.  From this point several dirt roads lead into the claim block.  The Home Ranch Prospect has year-round accessibility and access within the area is also good.  The topography of the area consists of hills of low to moderate relief, which have been dissected by erosion.  The closest major air service to the property is located in El Paso, Texas.

The property is comprised of low hills and alluvial valleys, with elevations ranging from a low of 4,820 feet to a high of 4,950 feet.  Vegetation is sparse and includes desert grasses, cacti, and creosote bushes with the surface used only for grazing cattle.

HR Claims.  The Home Ranch Prospect consists of six unpatented lode mining claims totaling 120 acres, situated in Township 26 South, Range 13 West, in the north half of Section 27 (the “HR Claims”). The HR Claims are located on federal lands under the administration of the Bureau of Land Management (BLM).  The HR Claims are not subject to any royalties, but annual maintenance fees must be paid to the BLM of $100 per claim, a total of $600 annually for the entire HR Claims’ block to keep them valid.

Under the General Mining Law of 1872, which governs our mining claims and leases, we, as the holder of the HR Claims, have the right to develop the minerals located in the land identified in the HR Claims.  We must pay an annual maintenance fee of $100 per claim to hold the HR Claims.  The HR Claims can be held indefinitely with or without mineral production, subject to challenge if not developed.  Using land under an unpatented mining claim for anything but mineral and associated purposes violates the General Mining Law of 1872.

If we determine through our exploration program that one or more economically recoverable mineral deposits exist on the HR Claims, and at least $500 of development work has been performed, we can file a patent application with the BLM in Santa Fe, New Mexico to obtain title to surface and mineral rights.  We are not required to patent a claim to mine a deposit, but patenting a claim gives the holder legal title to both the surface and the minerals.  We must pay a fee of $250 per patent application plus $50 per claim within each application.  If the application is approved, we can purchase surface and mineral rights at a rate of $5 per acre for lode claims.

Previous Operations and History.  Energy Reserves Group, Minerals Division, initially investigated the Home Ranch Prospect during regional reconnaissance work in southwestern New Mexico in June 1981.  At that time it was noted that the geology in the area was favorable for disseminated precious metal mineralization as well as other types of deposits.  Anomalous arsenic values were obtained from the initial sampling program and the area was slated for further evaluation.

In 1982, St. Joe American performed further sampling and drilled one 494-foot deep hole.  The additional sampling confirmed the anomalous gold and silver values with samples of gold as high as 4.5 parts per million (0.13 ounces per ton gold) and silver as high as 640 parts per million (18 ounces per ton silver). The drill hole was located in the northern portion of the PAL claim block north of the HR Claims.  The PAL claims occupied all of Section 27, the north half of Section 28, the west half of section 22 and north half of section 27, Township 26 South and Range 13 West.

We have not conducted any work on the HR Claims.  There are no known reserves on the Home Ranch Prospect.

Geology of the HR Claims.  A geological report regarding the Home Ranch Prospect was prepared in March 2004 (the “Geological Report”) by Leroy Halterman, a certified and registered geologist.  Mr. Halterman is a former officer of the Company.  The following discussion regarding the Home Ranch Prospect is based on the Geological Report and references the maps located on Figures 1 and 2 below.

The Klondike Hills lay at the northern edge of the Cedar Mountains and are considered to be a part of the same structural trend as the Home Ranch Prospect.  See Figure 2 below. The Cedar Mountains are a northwest trending Basin and Range structure bounded by high angle normal faults. Exposures in the Cedar Mountains consist of Tertiary volcanic and intrusive rocks with one window of Paleozoic and Cretaceous rocks exposed. A valley that parallels the northern edge of the volcanic pile separates the Klondike Hills from the main body of the Cedar Mountains. Exposures in the Klondike Hills consist of Paleozoic strata of Ordovician through Mississippian age and a few exposures of Precambrian rocks that are present in the center of the hills. Tertiary volcanic rocks are exposed northwest of the prospect area and a small exposure of an intrusive is also present within the prospect area.

Rock outcroppings within the Home Ranch Prospect area include the Ordovician El Paso Formation, the Ordovician Montoya Group, the Silurian Fusselman Dolomite, the Devonian Percha Shale, the Mississippian Keating Formation, and the Tertiary intrusive unit mentioned above.

The El Paso Formation consists of thin to medium-bedded limestone with argillaceous and silty intervals. It is the primary target formation on the property. Extensive jasperoid development and argillic alteration has been noted in the formation occurring in association with fault structures.  The El Paso Formation is overlain by the Montoya Group, which is divided into four formations of predominantly dolomitic composition. Thin-bedded sediments in the upper formation of this group may also have some potential as a host rock.

The Silurian Fusselman dolomite, a fine-grained, massive dolomite overlies the Montoya Group. The Fusselman has been included with the Montoya Group on the geologic map, (see Figure 2), as it has been on previously published geologic maps of the area.

The Devonian Percha Shale is green-gray shale seen in a small, poorly exposed outcrop near the southern edge of the prospect and in tailings from a relatively shallow shaft on the southeastern edge of the prospect. The Percha Shale is also a potential host rock in this area.

The lower part of the Mississippian Keating Formation (the lower member of the Escabrosa Group) consists of medium-bedded limestone exposed at a small outcrop near the southern edge of the prospect. Jasperoid has developed along a structure in the Keating in this area.

Structurally, the Klondike Hills are complex. The area lies within the east-southeast trending Laramide overthrust belt of southwestern New Mexico. The complex relationships among the units exposed is due to a series of relatively flat-lying thrust plates in which upper plate Ordovician and Silurian rocks have been thrust over each other and over lower plate Devonian and Mississippian strata. These thrust slices have in turn been broken by two sets of Tertiary high angle normal faults that trend northeast and northwest. The area also lies along the west trending Texas lineament. The Texas lineament is a very old zone of weakness that extends to the basement and which has added an east-west trending strike-slip component to the deformation of the strata in the area.

Mineralization and alteration found at the Home Ranch Prospect consists of jasperoid, argillic alteration, silicification and iron staining of thin-bedded sediments and development of iron-rich, gossan-like material. Copper, fluorite, calcite, barite and iron mineralization was also noted in silicified rock found on the dump of a shallow shaft that was sunk on a structure on the southeast side of the property.

The jasperoid at the Home Ranch Prospect frequently contains visible blades of barite.  Jasperoid occurs over a wide area on the property, both along high angle Basin and Range structures and along the planes of the low angle thrust faults. Jasperoid appears to form most readily in the EI Paso limestone, but also occurs in the dolomites of the Montoya Group. Silica appears to have migrated easily through the reactive EI Paso limestones and has replaced the rock for some distance beyond the major structures. In contrast, the dolomites of the Montoya Group appear to have been less reactive and silica replacement occurs only in narrow bands along the structures that served as conduits for mineralizing solutions.

Figure 1 and Figure 2 are set forth on the following pages.

Deming
Gage
Interstate 10
Victorio Mining District
HR Claims
BLM Federal Minerals
LORDSBURG, NEW MEXICO

Figure 1

The occurrence of the iron-rich gossan-like mineralization also appears to be confined closely to structures, primarily the Basin and Range structures on the south side of the property.  This mineralization occurs in addition to and in association with jasperoid development along these structures and can be seen in the dump material.

Argillic alteration was noted in thin-bedded units of the El Paso Formation in several locations and partial silicification of argillically altered sediments that also occurred in several places.  Silicification of thin-bedded El Paso sediments can often be found beneath jasperoid outcrops where hematitic and limonitic staining occurs in conjunction with the argillic alteration and silicification.  Silicification, brecciation, and calcite veining was noted in the Percha Shale on the dump of a shallow shaft on the southeast side of the property.

The primary drilling target on the Home Ranch Prospect is the El Paso limestone. Thin-bedded El Paso sediments dip into major structures in several areas on the property where alteration and mineralization have been observed. Consequently, several target areas may be tested where the EI Paso Formation could serve as a host for ore-grade mineralization.

The Percha Shale may also be a drilling target on the southeast side of the property. Although this area is less well exposed, the fissile shales of the Percha may prove to be an excellent host rock where the formation dips into mineralized structures.  In other districts in southern New Mexico the Percha has served as a dam for upward migrating hydrothermal fluid forcing the fluid to migrate and precipitate ore bodies in the underlying Fusselman Limestone.  One example of this type of mineralization is 10 miles north in the Victorio mining district.

Drilling depths to the precious metals mineralized zones within these units are expected to be shallow and should not exceed 400 feet.  However, should the initial work indicate that porphyry copper-molybdenum deposit exists than deeper holes may be required to test this target.

Proposed Program of Exploration

Based on the Geological Report, we have concluded that the Home Ranch Prospect merits further exploration and evaluation.   A two-phase program has been outlined, with the second phase depending upon the successful results of the first phase, as presented below.  As the price of gold has been fluctuating widely, we have deferred conducting mineral exploration activities for the near term.

Phase I.  The Phase I program will be limited to defining drill targets for the Phase II program.  It is anticipated to cost approximately $12,100.  The following discussion gives a brief description of the Phase I program:

1.           Additional mapping and sampling to confirm earlier sampling and to better target drill holes to test untested mineralized areas of the Home Ranch Prospect claim block.

2.           Perform close spaced geochemical soil sampling across the entire staked area. This type of sampling would collect samples from approximately 1-2 feet below the surface and have them tested for gold, silver, molybdenum antimony, mercury and arsenic.

The Quaternary gravel that covers the southern portion of the Home Ranch Prospect may limit the usefulness of conventional soil geochemistry but test grids will have to be surveyed, sampled and analyzed to determine its usefulness.  Quaternary refers to a geologic period following the Tertiary Age beginning 2 to 3 million years ago and extending to the present.

Phase II Program.  The Phase II program is estimated to cost approximately $53,750 and will involve the drill testing of strong rock and soil geochemical anomalies.  A geochemical anomaly refers to a concentration of one or more elements in rock, soil, sediment, vegetation, or water that is markedly higher or lower than background. In addition to testing the geochemical anomalies, geological mapping will generate other drill targets that may not be highly mineralized at the surface but will still warrant testing with several drill holes. These holes should be drilled to a depth of 300 to 400 feet or until the geological target has been intercepted.

Cost Estimates Phase I Program

Item	Estimated Cost
Soil Samples 125, average $30/sample	$3,750
Rock samples 50 samples @ $30/sample	1,500
Sampling supplies 175 samples @ $2.00/sample	350
Geologist, 10 days @ $400/day	4,000
Per diem 10 days @ $100/day	1,000
Vehicle Mileage 2,000 @ $.45/mile	900
Miscellaneous and field supplies	600
Total Phase I Cost	$12,100

Estimated Cost Phase II Program

Item	Estimated Cost
Drilling
Mineralized Outcrops and soil anomalies, two holes 400 ft. each /$20.00/ft	$16,000
Test Geological targets two holes 350 ft each / $20.00/ft	14,000
Assaying, 200 samples $30	6,000
Geologist 28 days @ $400/day	11,200
Per diem 28 days @ $100/day	2,800
Vehicle Mileage 5,000 miles @ $.45/mile	2,250
Miscellaneous and field supplies	1,500
Total Phase II Cost	$53,750

ITEM 3.           LEGAL PROCEEDINGS

There are no legal proceedings pending against us.  To the best of our knowledge, there are no legal proceedings threatened or contemplated against us.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No stockholders meetings were held during the fiscal year ended July 31, 2008.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock has been approved for quotation in the OTC Bulletin Board (“OTCBB”) under the symbol “HMLA,” but there is no established trading market.  We have not provided historical bid and ask prices for the common stock.

Holders and Dividends

As of October 16, 2008, there were 39 record holders of our common stock.

To date, we have not declared or paid any dividends on our common stock.  We do not intend to declare or pay any dividends on our common stock in the foreseeable future, but rather to retain any earnings to finance the growth of our business.  Any future determination to pay dividends will be at the discretion of our board of directors and will depend on our results of operations, financial condition, contractual and legal restrictions and other factors the board of directors deems relevant.

Recent Sales of Unregistered Securities

None.

ITEM 6.	SELECTED FINANCIAL DATA

Not required.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and plan of operation should be read in conjunction with our Financial Statements and related notes appearing elsewhere in this Form 10-K.

Results of Operations

We have earned only $387 in revenues since inception.  We anticipate that we will not earn revenues until such time as we have entered into commercial production of our mineral properties.  We are presently in the exploration stage of our business and we can provide no assurance that we will discover commercially exploitable levels of mineral resources on our properties, or if such resources are discovered, that we will enter into commercial production of our mineral properties.

Year Ended July 31, 2008 as compared to Year Ended July 31, 2007.  We had no revenue for the years ended July 31, 2008 and 2007.  We incurred operating expenses in the amount of $29,576 and $21,884 for the years ended July 31, 2008 and 2007, respectively.  Our operating expenses were primarily attributable to expenditures for professional fees and expenses to maintain our corporate existence.

Our accumulated deficit through July 31, 2008 was $63,927.

Liquidity and Capital Resources

As of July 31, 2008. At July 31, 2008, we had cash of $53 and a working capital deficit of $34,803, as compared to cash of $175 and a working capital deficit of $5,227 at July 31, 2007.  During the year ended July 31, 2008, we used cash in the amount of $122 for operating activities and no net cash was provided by investing or financing activities. During the year ended July 31, 2007, we used cash in the amount of $14,447 for operating activities and no net cash was provided by investing or financing activities.

On August 1, 2007, we obtained a one-year, $125,000 working capital loan commitment at 8% interest per annum, from Wellington Financial Corp., a British Columbia corporation.  We would have issued unsecured note(s) to Wellington Financial Corp. evidencing and in exchange for any funds advanced under the loan commitment.  Our management decided not to utilize this loan commitment.

Going Concern

In their report prepared in connection with our 2008 financial statements, our auditors included an explanatory paragraph stating that, because we had an accumulated net loss of $63,927 and a working capital deficit of $34,803 at July 31, 2008, there is substantial doubt about our ability to continue as a going concern.  Our continued existence will depend in large part upon our ability to raise sufficient capital through debt and equity offerings.  Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Off Balance Sheet Arrangements

We do not have any material off balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual obligations

We do not have any contractual obligations other than the payment of an annual maintenance fee of $100 per claim to hold the HR Claims.

Plan of Operations

As the price of gold has been fluctuating widely, we have deferred conducting mineral exploration activities for the near term.  We will reassess this position periodically.  We also plan to investigate and, if warranted, pursue any business opportunities that may be presented to us.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

HOMELAND RESOURCES LTD.
(An Exploration Stage Company)
Index to Financial Statements

Page

Report of Independent Registered Public Accounting Firm	18

Balance Sheets at July 31, 2008 and July 31, 2007	19

Statements of Operations for the years ended July 31, 2008 and 2007
and Cumulative Amounts from July 8, 2003 (Inception) to July 31, 2008	20

Statements of Stockholders’ Equity (Deficit)
Cumulative Amounts from July 8, 2003 (Inception) to July 31, 2008	21

Statements of Cash Flows for the years ended July 31, 2008 and 2007
and Cumulative Amounts from July 8, 2003 (Inception) to July 31, 2008	22

Notes to Financial Statements	23

MOORE & ASSOCIATES, CHARTERED
                  ACCOUNTANTS AND ADVISORS
PCAOB REGISTERED

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Homeland Resources Ltd.
(A Exploration Stage Company)

We have audited the accompanying balance sheets of Homeland Resources Ltd. (A Exploration Stage Company) as of July 31, 2008 and 2007, and the related statements of operations, stockholders’ equity and cash flows for the years then ended July 31, 2008 and 2007 and since inception through July 31, 2008. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Homeland Resources Ltd. (An Exploration Stage Company) as of July 31, 2008 and 2007, and the related statements of operations, stockholders’ equity and cash flows for the years then ended July 31, 2008 and 2007 and since inception through July 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the financial statements, the Company has an accumulated deficit of $63,927, which raises substantial doubt about its ability to continue as a going concern.  Management’s plans concerning these matters are also described in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Moore & Associates, Chartered

Moore & Associates Chartered
Las Vegas, Nevada
September 29, 2008

2675 S. Jones Blvd. Suite 109, Las Vegas, NV 89146 (702) 253-7499 Fax (702) 253-7501

HOMELAND RESOURCES LTD.
(An Exploration Stage Company)
BALANCE SHEETS

	July 31, 2008	July 31, 2007

ASSETS

Current assets
Cash and cash equivalents	$53	$175

Total Current Assets	53	175

Mineral property (Note 3)	876	876

Total assets	$929	$1,051

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts payable and accrued liabilities	$34,856	$5,402

Total Current Liabilities	34,856	5,402

Total liabilities	34,856	5,402

Stockholders’ deficit
Common stock - $0.001 par value; authorized – 75,000,000 shares
Issued and outstanding – 6,000,000 shares	6,000	6,000
Paid in capital	24,000	24,000
Deficit accumulated during the development stage	(63,927)	(34,351)

Total stockholders’ deficit	(33,927)	(4,351)

Total liabilities and stockholders’ deficit	$929	$1,051

The accompanying notes are an integral part of these financial statements.

HOMELAND RESOURCES LTD.
(An Exploration Stage Company)
STATEMENTS OF OPERATIONS

	Year Ended July 31, 2008	Year Ended July 31, 2007	Cumulative Amounts From Inception To July 31, 2008

REVENUES	$-	$-	$387

EXPENSES
General and Administrative	28,770	21,078	58,948
Mineral exploration costs	806	806	3,726
Oil and gas property operating costs	-	-	1,310
Loss on disposal of oil and gas	-	-	330

	(29,576)	(21,884)	(64,314)

Provision for Income Taxes	-	-	-

Net loss	$(29,576)	$(21,884)	$(63,927)

Net Loss Per Common Share
Basic and Diluted	$(0.005)	$(0.004)	$(0.012)

Weighted average number of common shares outstanding
Basic and Diluted	6,000,000	6,000,000	5,158,078

The accompanying notes are an integral part of these financial statements.

HOMELAND RESOURCES LTD.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Common Stock			Deficit Accumulated During the
	Number of Shares	Amount	Paid in Capital	Development Stage

Balance, July 8, 2003	-	$-	$-	$-
(Date of incorporation)

Loss for the period	-	-	-	-

Balance, July 31, 2003	-	-	-	-

Issuance of common stock for cash at $0.005 per share:
August 2003	3,000,000	3,000	12,000	15,000

Net (loss) for the year	-	-	-	(1,731)

Balance, July 31, 2004	3,000,000	3,000	12,000	13,269

Issuance of common stock for cash at $0.005 per share:
August 2004	2,065,000	2,065	8,260	10,325
May 2005	935,000	935	3,740	4,675

Net (loss) for the year	-	-	-	(7,890)

Balance, July 31, 2005	6,000,000	6,000	24,000	20,379

Net (loss) for the year	-	-	-	(2,846)

Balance, July 31, 2006	6,000,000	6,000	24,000	17,533

Net (loss) for the year	-	-	-	(21,884)

Balance, July 31, 2007	6,000,000	6,000	24,000	(4,351)

Net (loss) for the year	-	-	-	(29,576)

Balance, July 31, 2008	6,000,000	$6,000	$24,000	$(33,927)

The accompanying notes are an integral part of these financial statements.

HOMELAND RESOURCES LTD.
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS

	Year Ended July 31, 2008	Year Ended July 31, 2007	Cumulative Amounts From Inception To July 31, 2008

OPERATING ACTIVITIES
Net loss	$(29,576)	$(21,884)	$(63,927)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on disposal of interest in oil and gas property	-	-	330

Change in non-cash working capital items:
Decrease in prepaids	-	3,870	-
Increase in accounts payable and accrued liabilities	29,454	3,567	34,856

Net cash used in operating activities	(122)	(14,447)	(28,741)

INVESTING ACTIVITIES
Purchase of interest in oil and gas property	-	-	(3,830)
Disposal of interest in oil and gas property	-	-	3,500
Purchase of undeveloped mineral property	-	-	(876)

Net cash used in investing activities	-	-	(1,206)

FINANCING ACTIVITIES
Sale of common stock	-	-	30,000

Net cash provided by financing activities	-	-	30,000

Net increase (decrease) in cash	(122)	(14,447)	53

Cash, beginning of periods	175	14,622	-

Cash, end of periods	$53	$175	$53

The accompanying notes are an integral part of these financial statements.

HOMELAND RESOURCES LTD.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
JULY 31, 2008

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

CONTINUANCE OF OPERATIONS

The financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America applicable for a going concern which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business.  As at July 31, 2008, the Company has working capital deficiency of $34,803 and has accumulated losses of $63,927 since its commencement. Its ability to continue as a going concern is dependent upon the ability of the Company to obtain the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due.

MINERAL PROPERTY

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

IMPAIRMENT OF LONG-LIVED ASSETS

The Company has adopted SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which requires that long-lived assets to be held be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  SFAS 144 establishes a single auditing model for long-lived assets to be disposed of by sale. The Company has determined that no impairment is required at July 31, 2008.

INCOME TAXES

The Company has adopted the provisions of SFAS 109, “Accounting for Income Taxes”.  SFAS 109 requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns.  Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

HOMELAND RESOURCES LTD.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
JULY 31, 2008

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

(LOSS) PER SHARE

(Loss) per common share is computed based on the weighted average number of common shares outstanding during the periods. All shares issued from inception are considered outstanding for all periods presented.

CASH EQUIVALENTS

For purposes of reporting cash flows, the Company considers as cash equivalents all highly liquid investments with a maturity of three months or less at the time of purchase. On occasion, the Company may have cash balances in excess of federally insured amounts.

SHARE BASED COMPENSATION

In October 1995, SFAS 123 "Accounting for Stock-Based Compensation" was issued.  This standard defines a fair value based method of accounting for an employee stock option or similar equity instrument. This statement gives entities a choice of recognizing related compensation expense to employees by adopting the fair value method or to continue to measure compensation using the intrinsic value approach under Accounting Principles Board (APB) Opinion No. 25.  The Company has elected to utilize APB 25 for measurement; and will, pursuant to SFAS 123, disclose on a supplemental basis the pro forma effects on net income and earnings per share of using the fair value measurement criteria.

RECENT ACCOUNTING PRONOUNCEMENTS

In November 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS 151, which revised ARB No.43, relating to inventory costs. This revision is to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage).  This Statement requires that these items be recognized as a current period charge regardless of whether they meet the criterion specified in ARB 43.  In addition, this Statement requires the allocation of fixed production overheads to the costs of conversion be based on normal capacity of the production facilities. This Statement is effective for financial statements for fiscal years beginning after June 15, 2005.  Earlier application is permitted for inventory costs incurred during fiscal years beginning after the date of this Statement is issued.  Management believes this Statement will have no impact on the financial statements of the Company once adopted.

In December 2004, the FASB issued SFAS 152, which amends SFAS. 66, Accounting for Sales of Real Estate, to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position (SOP) 04-2, Accounting for Real Estate Time-Sharing Transactions.  This Statement also amends SFAS 67, Accounting for Costs and Initial Rental Operations of Real Estate Projects, to state that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real-estate time-sharing transactions.  The accounting for those operations and costs is subject to the guidance in SOP 04-2.  This Statement is effective for financial statements for fiscal years beginning after June 15, 2005.  Management believes this Statement will have no impact on the financial statements of the Company once adopted.

HOMELAND RESOURCES LTD.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
JULY 31, 2008

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

RECENT ACCOUNTING PRONOUNCEMENTS (continued)

In December 2004, the FASB issued SFAS 153.  This Statement addresses the measurement of exchanges of nonmonetary assets.  The guidance in APB No. 29, Accounting for Nonmonetary Transactions, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged.  The guidance in that Opinion, however, included certain exceptions to that principle.  This Statement amends APB No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance.  A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange.  This Statement is effective for financial statements for fiscal years beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges incurred during fiscal years beginning after the date of this Statement is issued.  Management believes this Statement will have no impact on the financial statements of the Company once adopted.

In December 2004, the FASB issued a revision to SFAS 123, Accounting for Stock Based Compensation. This Statement supersedes APB No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance.  This Statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services.  It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments.  This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions.  This Statement does not change the accounting guidance for share-based payment transactions with parties other than employees provided in SFAS 123 as originally issued and EITF Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services."  This Statement does not address the accounting for employee share ownership plans, which are subject to AICPA Statement of Position 93-6, Employers' Accounting for Employee Stock Ownership Plans.

A nonpublic entity will measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of those instruments, except in certain circumstances.

A public entity will initially measure the cost of employee services received in exchange for an award of liability instruments based on its current fair value; the fair value of that award will be re-measured subsequently at each reporting date through the settlement date.  Changes in fair value during the requisite service period will be recognized as compensation cost over that period.  A nonpublic entity may elect to measure its liability awards at their intrinsic value through the date of settlement.

The grant-date fair value of employee share options and similar instruments will be estimated using the option-pricing models adjusted for the unique characteristics of those instruments (unless observable market prices for the same or similar instruments are available).

Excess tax benefits, as defined by this Statement, will be recognized as an addition to paid-in-capital.  Cash retained as a result of those excess tax benefits will be presented in the statement of cash flows as financing cash inflows.  The write-off of deferred tax assets relating to unrealized tax benefits associated with recognized compensation cost will be recognized as income tax expense unless there are excess tax benefits from previous awards remaining in paid-in capital to which it can be offset.

HOMELAND RESOURCES LTD.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
JULY 31, 2008

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The notes to the financial statements of both public and nonpublic entities will disclose information to assist users of financial information to understand the nature of share-based payment transactions and the effects of those transactions on the financial statements.

The effective date for public entities that do not file as small business issuers will be as of the beginning of the first interim or annual reporting period that begins after June 15, 2005.  For public entities that file as small business issuers and nonpublic entities the effective date will be as of the beginning of the first interim or annual reporting period that begins after December 15, 2005.  Management intends to comply with this Statement at the scheduled effective date for the relevant financial statements of the Company.

FAIR VALUE

The carrying amount reported in the balance sheet for cash and accounts payable and accrued expenses approximates fair value because of the immediate or short-term maturity of these financial instruments.

CONCENTRATION OF CREDIT RISK

Financial instruments which potentially subject the Company to concentrations of credit risk consist of cash.  The Company maintains cash at one financial institution. The Company periodically evaluates the credit worthiness of financial institutions, and maintains cash accounts only in large high quality financial institutions, thereby minimizing exposure for deposits in excess of federally insured amounts.  The Company believes that credit risk associated with cash is remote.

COMPREHENSIVE INCOME

There are no adjustments necessary to net (loss) as presented in the accompanying statements of operations to derive comprehensive income in accordance with SFAS 130, “Reporting Comprehensive Income.”

NOTE 2 - BASIS OF ACCOUNTING

The accompanying financial statements have been prepared on the basis of accounting principles applicable to a going concern, which contemplates the realization of assets and extinguishment of liabilities in the normal course of business. As shown in the accompanying balance sheet the Company has accumulated a deficit of $63,927 through July 31, 2008, current liabilities exceeded current assets by $34,803. As of July 31, 2008, the Company has not commenced principal operations. These factors among others may indicate that the Company may be unable to continue in existence. The Company's financial statements do not include any adjustments related to the realization of the carrying value of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence. The Company's ability to establish itself as a going concern is dependent upon its ability to obtain additional financing, in order to commence exploration activities on its mining property and ultimately, to achieve profitable operations. Management believes that they can be successful in obtaining equity financing which will enable the Company to continue in existence and establish itself as a going concern.

HOMELAND RESOURCES LTD.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
JULY 31, 2008

NOTE 3 – UNDEVELOPED MINERAL PROPERTY

During the year ended July 31, 2004, the Company acquired six unpatented lode mining claims. The Company must incur annual assessment work of $100 for each claim or pay an annual maintenance fee of $100 per claim. These claims are located in western Luna County, New Mexico and are collectively known as the Home Ranch Prospect.

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

NOTE 5 - COMMON STOCK

In August 2003, the Company issued 3,000,000 shares of common stock at $0.005 per share for gross proceeds of $15,000.

During the year ended July 31, 2005, the Company issued 3,000,000 shares of common stock at $0.005 per share for gross proceeds of $15,000.

NOTE 6 – INCOME TAXES

At July 31, 2008, the Company had a net operating loss carryforward of approximately $63,927 that may be offset against future taxable income through 2028. These carryforwards are subject to review by the Internal Revenue Service.

The Company has fully reserved the $5,153 tax benefit of operating loss carryforwards, by a valuation allowance of the same amount, because the likelihood of realization of the tax benefit cannot be determined. Of the total tax benefit, $4,436 is attributable to 2008.

Temporary differences between the time of reporting certain items for financial and tax reporting purposes consists primarily of exploration costs on undeveloped mineral properties.

NOTE 7 - SEGMENT REPORTING

In June 1997, SFAS 131, “Disclosure about Segments of an Enterprise and Related Information,” was issued. Operating segments, as defined in the pronouncement, are components of an enterprise about which separate financial information is available and that are evaluated regularly by the Company in deciding how to allocate resources and in assessing performance. The financial information is required to be reported on the basis that is used internally for evaluating segment performance and deciding how to allocate resources to segments.

As of July 31, 2008, the Company had one operating segment, mineral property exploration and development.

HOMELAND RESOURCES LTD.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
JULY 31, 2008

NOTE 8 – LOAN COMMITMENT

The Company had a loan commitment from Wellington Financial Corp. (“Wellington”) whereby Wellington had committed to loan up to $125,000 to the Company at an interest rate of 8% per annum, for a one-year period ending July 31, 2008, for purposes of providing the Company with working capital in connection with its proposed exploration programs.  The Company would have issued an unsecured note(s) to Wellington evidencing and in exchange for any funds advanced under the commitment.  The Company’s management decided not to utilize this loan commitment.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no changes in or disagreements with accountants during the fiscal year ended July 31, 2008.

ITEM 9A.            CONTROLS AND PROCEDURES

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

Changes in Internal Controls over Financial Reporting

Our sole officer has concluded that there were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended July 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting is a process designed by, or under the supervision of, our chief financial officer and implemented by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Our evaluation of internal control over financial reporting includes an analysis under the COSO framework, an integrated framework for the evaluation of internal controls issued to identify the risks and control objectives related to the evaluation of the control environment by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on our evaluation described above, our management has concluded that our internal control over financial reporting was effective during the fiscal year ended July 31, 2008.

This annual report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation requirements by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report on internal control over financial reporting in this annual report.

Respectfully,
Armando Garcia, Sole Officer

ITEM 9B.            OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information about our sole director and executive officer follows:

Name	Age	Position and Term of Office
Armando Garcia	56	President, Secretary, Treasurer and sole director

Our Bylaws provide for a board of directors consisting of at least one member, with the exact number to be specified by the board.  All directors hold office until the next annual meeting of the stockholders following their election and until their successors have been elected and qualified.  The board of directors appoints officers.  Officers hold office until the next annual meeting of our board of directors following their appointment and until their successors have been appointed and qualified.

Set forth below is a brief description of the recent employment and business experience of our sole director and executive officer:

Armando Garcia has been our sole officer and director since August 2004.  From 1975 until 1979, Mr. Garcia worked for Draperies by Adela, a family owned window-covering company located in Albuquerque, New Mexico, and he became the owner of Draperies by Adela in 1979.  Mr. Garcia continues to operate Draperies by Adela.  Mr. Garcia also has over 22 years of natural resource experience. From 1984 until 1992, Mr. Garcia was secretary and treasurer for MinSearch, Inc., a mineral resource company located in Albuquerque, New Mexico, providing consulting and mineral appraisal services to the natural resource industry and government agencies.  In 1993, he co-founded, and has served as a director and vice president for, Consolidated North American Resources, Inc., an oil, gas and mineral company located in Las Vegas, Nevada.  Mr. Garcia holds a bachelor’s degree in business from the University of New Mexico.

Section 16(a) Beneficial Ownership Reporting Compliance

We are not subject to Section 16(a) of the Securities Exchange Act of 1934.

Code of Ethics

We have not yet adopted a code of ethics that applies to our executive officers, as our activities have been too limited to warrant such adoption.

Audit Committee

We do not have an Audit Committee at this time.

ITEM 11.             EXECUTIVE COMPENSATION

The following table sets forth the remuneration of our sole director and officer during the fiscal years ended July 31, 2008, 2007 and 2006:

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Armando Garcia, President	2008	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2007	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2006	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

We have no employment agreements with our executive officer.  We do not pay compensation to our director for attendance at meetings.  We reimburse the director for reasonable expenses incurred during the course of his performance.  We do not have any compensation plans.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table provides certain information as to our sole officer and director and the holders of more than 5% of our common stock as of October 16, 2008.

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership (2)	Percent of Class (2)
Armando Garcia (3) 3214 Dakota NE Albuquerque, NM 87110	1,500,000	25.0%
All officers and directors as a group (1 person)	1,500,000	25.0%
______________________

(1)
To our knowledge, except as set forth in the footnotes to this table and subject to applicable community property laws, each person named in the table has sole voting and investment power with respect to the shares set forth opposite such person’s name.

(2)	This table is based on 6,000,000 shares of common stock outstanding as of October 16, 2008.
(3)	Armando Garcia may be deemed to be the promoter of our company.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

We have retained Mr. Halterman, a former officer of the company, to conduct our Phase I exploration program at an estimated cost of $12,100.  We will likely retain Mr. Halterman if we determine to proceed with our Phase II program, as well.

As of the date of this report, other than the transaction described above, there are no, and have not been since inception, any material agreements or proposed transactions, whether direct or indirect, with any of our directors or officers or principal security holder identified in Item 12 above, or any relative or spouse, or relative of such spouse, of the above referenced persons.

We do not have any independent directors.

ITEM 14.             PRINCIPAL ACCOUNTING FEES AND SERVICES

The fees billed for professional services rendered by our principal accountant are as follows:

FISCAL		AUDIT-RELATED
YEAR	AUDIT FEES	FEES	TAX FEES	ALL OTHER FEES
2007	$5,500	-0-	-0-	-0-
2008	$6,000	-0-	-0-	-0-

Pre-Approval Policies and Procedures

Our sole director must pre-approve any use of our independent accountants for any non-audit services.  All services of our auditors are approved by our sole director and are subject to review by our sole director.

PART IV

ITEM 15.             EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Regulation S-B Number	Exhibit
3.1	Articles of Incorporation (1)
3.2	Amendment to Articles of Incorporation (1)
3.3	Bylaws (1)
10.1	Notice of Mining Claims HR #1-6, recorded by Luna County, New Mexico, on March 24, 2004 (1)
10.2	Confirmation of Agreement with Leroy Halterman dated August 1, 2007 (1)
10.3	Loan Commitment Letter from Wellington Financial Corporation dated August 1, 2007 (1)
10.4	Notice of Intent to Hold the HR #1-6 Lode Mining Claims, filed with the Bureau of Land Management on August 15, 2007 (1)
10.5	Notice of Intent to Hold the HR #1-6 Lode Mining Claims recorded by Luna County, New Mexico, on August 17, 2007 (1)
31.1	Rule 15d-14(a) Certification of Armando Garcia
32.1	Certification of Armando Garcia Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002
_______________________
(1)	Incorporated by reference to the exhibits to the registrant’s registration statement on Form SB-1 filed November 19, 2007, file number 333-147501.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOMELAND RESOURCES LTD.

Date: October 28, 2008	By:	/s/ Armando Garcia
Armando Garcia
President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/Armando Garcia	President, Secretary, Treasurer and Director (Principal Executive, Financial, and Accounting Officer)	October 28, 2008