Form 10-Q
period 2008-10-31
HOMELAND RESOURCES LTD.
filed 2008-12-15
CIK 1409624

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended October 31, 2008

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
[x] Yes   [  ] No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  6,000,000 shares of Common Stock, $.001 par value, as of November 30, 2008

HOMELAND RESOURCES LTD.
(An Exploration Stage Company)
INDEX TO FINANCIAL STATEMENTS
OCTOBER 31, 2008

		Page
PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Balance Sheets October 31, 2008 (unaudited) and July 31, 2008	3

	Statements of Operations (unaudited) Three Months Ended October 31, 2008 and 2007 and Cumulative Amounts from July 8, 2003 (Inception) to October 31, 2008	4

	Statement of Stockholders’ Equity (Deficit) (unaudited) Cumulative Amounts from July 3, 2003 (Inception) to October 31, 2008	5

	Statements of Cash Flows (unaudited) Three Months Ended October 31, 2008 and 2007 and Cumulative Amounts from July 8, 2003 (Inception) to October 31, 2008	6

	Notes to Financial Statements (unaudited)	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	8

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	9

Item 4T.	Controls and Procedures	9

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	10

Item 1A.	Risk Factors	10

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	10

Item 3.	Defaults Upon Senior Securities	10

Item 4.	Submission of Matters to a Vote of Security Holders	10

Item 5.	Other Information	10

Item 6.	Exhibit Index	10

Signatures		11

HOMELAND RESOURCES LTD.
(An Exploration Stage Company)
BALANCE SHEETS

	October 31, 2008 (Unaudited)	July 31, 2008

ASSETS

Current assets
Cash and cash equivalents	$-	$53

Total Current Assets	-	53

Mineral property (Note 3)	876	876

Total assets	$876	$929

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Bank overdraft	$7	$-
Accounts payable and accrued liabilities	42,544	34,856

Total Current Liabilities	42,551	34,856

Total liabilities	42,551	34,856

Stockholders’ deficit
Common stock - $0.001 par value; authorized – 75,000,000 shares
Issued and outstanding – 6,000,000 shares	6,000	6,000
Paid in capital	24,000	24,000
Deficit accumulated during the development stage	(71,675)	(63,927)

Total stockholders’ deficit	(41,675)	(33,927)

Total liabilities and stockholders’ deficit	$876	$929

The accompanying notes are an integral part of these financial statements.

HOMELAND RESOURCES LTD.
(An Exploration Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended October 31, 2008	Three Months Ended October 31, 2007	Cumulative Amounts From Inception To October 31, 2008

REVENUES	$-	$-	$387

EXPENSES
General and Administrative	6,942	12,856	65,815
Mineral exploration costs	806	806	4,532
Oil and gas property operating costs	-	-	1,310
Loss on disposal of oil and gas	-	-	330

	(7,748)	(13,662)	(71,987)

Provision for Income Taxes	-	-	-

Net loss	$(7,748)	$(13,662)	$(71,600)

Net Loss Per Common Share
Basic and Diluted	$(0.001)	$(0.002)	$(0.014)

Weighted average number of common shares outstanding
Basic and Diluted	6,000,000	6,000,000	5,158,078

The accompanying notes are an integral part of these financial statements.

HOMELAND RESOURCES LTD.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
(Unaudited)
Common Stock				Deficit Accumulated
	Number of Shares	Amount	Paid in Capital	During the Development Stage

Balance, July 8, 2003	-	$-	$-	$-
(Date of incorporation)

Loss for the period	-	-	-	-

Balance, July 31, 2003	-	-	-	-

Issuance of common stock for cash at $0.005 per share:
August 2003	3,000,000	3,000	12,000	15,000

Net (loss) for the year	-	-	-	(1,731)

Balance, July 31, 2004	3,000,000	3,000	12,000	13,269

Issuance of common stock for cash at $0.005 per share:
August 2004	2,065,000	2,065	8,260	10,325
May 2005	935,000	935	3,740	4,675

Net (loss) for the year	-	-	-	(7,890)

Balance, July 31, 2005	6,000,000	6,000	24,000	20,379

Net (loss) for the year	-	-	-	(2,846)

Balance, July 31, 2006	6,000,000	6,000	24,000	17,533

Net (loss) for the year	-	-	-	(21,884)

Balance, July 31, 2007	6,000,000	6,000	24,000	(4,351)

Net (loss) for the year	-	-	-	(29,576)

Balance, July 31, 2008	6,000,000	$6,000	$24,000	$(33,927)

Net (loss) for the period	-	-	-	(7,748)

Balance, October 31, 2008	6,000,000	$6,000	$24,000	$(41,675)

The accompanying notes are an integral part of these financial statements.

HOMELAND RESOURCES LTD.
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended October 31, 2008	Three Months Ended October 31, 2007	Cumulative Amounts From Inception To October 31, 2008

OPERATING ACTIVITIES
Net loss	$(7,748)	$(13,662)	$(71,675)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on disposal of interest in oil and gas property	-	-	330

Change in non-cash working capital items:
Decrease in prepaids	-	-	-
Increase in accounts payable and accrued liabilities	7,688	13,522	42,544

Net cash used in operating activities	(60)	(140)	(28,801)

INVESTING ACTIVITIES
Purchase of interest in oil and gas property	-	-	(3,830)
Disposal of interest in oil and gas property	-	-	3,500
Purchase of undeveloped mineral property	-	-	(876)

Net cash used in investing activities	-	-	(1,206)

FINANCING ACTIVITIES
Sale of common stock	-	-	30,000

Net cash provided by financing activities	-	-	30,000

Net increase (decrease) in cash	(60)	(140)	(7)

Cash, beginning of periods	53	175	-

Cash (overdraft), end of periods	$(7)	$35	$(7)

The accompanying notes are an integral part of these financial statements.

HOMELAND RESOURCES LTD.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
OCTOBER 31, 2008
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

The accompanying unaudited interim financial statements included herein were prepared from the records of the Company in accordance with Generally Accepted Accounting Principles in the United States. In the opinion of management, the interim data includes all adjustments, consisting of normal recurring adjustments, necessary to provide a fair statement of the results of operations and financial position for the interim periods. These unaudited interim financial statements should be read in conjunction with the Company’s audited financial statements for the year ended July 31, 2008.

The results of operations for the three months ended October 31, 2008 are not necessarily indicative of the results that may be expected for the year ending July 31, 2009.

NOTE 2 - BASIS OF ACCOUNTING

The accompanying financial statements have been prepared on the basis of accounting principles applicable to a going concern, which contemplates the realization of assets and extinguishment of liabilities in the normal course of business. As shown in the accompanying balance sheet the Company has accumulated a deficit of $71,675 through October 31, 2008, and current liabilities exceeded current assets by $42,551. As of October 31, 2008, the Company has not commenced principal operations. These factors among others may indicate that the Company may be unable to continue in existence. The Company's financial statements do not include any adjustments related to the realization of the carrying value of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence. The Company's ability to establish itself as a going concern is dependent upon its ability to obtain additional financing, in order to commence exploration activities on its mining property and ultimately, to achieve profitable operations. Management believes that they can be successful in obtaining equity financing which will enable the Company to continue in existence and establish itself as a going concern.

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

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Results of Operations

Three months ended October 31, 2008 compared to the three months ended October 31, 2007.

We had no revenues during the three months ended October 31, 2008 or 2007.  During the three months ended October 31, 2008, we incurred expenses of $7,748, compared with $13,662 during the three months ended October 31, 2007, a decrease of $5,914.  The decrease in our expenses was entirely attributable to a decrease in general and administrative costs associated with professional legal and accounting services.  During the three months ended October 31, 2007, we were in the process of preparing a registration statement that was filed with the Securities and Exchange Commission on November 19, 2007.  While we incurred legal and accounting expenses associated with our reporting obligations under the Securities Exchange Act of 1934 during the 2008 period, such expenses were less than the expenses incurred in connection with that registration statement.

Liquidity and Capital Resources

As of October 31, 2008, we had no cash, compared to cash of $53 as of July 31, 2008.  Our working capital deficit at October 31, 2008 was $42,551, compared to $34,803 as of July 31, 2008.  The increase in our working capital deficit was due primarily to the increase in our expenses associated with our ongoing filing obligations with the Securities and Exchange Commission.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of October 31, 2008.

Going Concern

In its report prepared in connection with our 2008 financial statements, our independent registered public accounting firm included an explanatory paragraph stating that, because we had an accumulated deficit of $63,927 and a working capital deficit of $34,803 at July 31, 2008, there was substantial doubt about our ability to continue as a going concern.  Our continued existence will depend in large part upon our ability to raise sufficient capital through debt and equity offerings.  Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Changes In Internal Controls Over Financial Reporting

Our sole officer has concluded that there were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended October 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

HOMELAND RESOURCES LTD.
(Registrant)

Date: December 12, 2008	By:	/s/ Armando Garcia
Armando Garcia,
President, Secretary, Treasurer
(principal executive and financial officer)