Form 10-Q
period 2009-01-31
HOMELAND RESOURCES LTD.
filed 2009-03-09
CIK 1409624

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2009

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
[x] Yes   [  ] No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  6,000,000 shares of Common Stock, $.001 par value, as of January 31, 2009

HOMELAND RESOURCES LTD.
(An Exploration Stage Company)

		Page
PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Report of Independent Registered Public Accounting Firm	3

	Balance Sheets January 31, 2009 (unaudited) and July 31, 2008	4

	Statements of Operations (unaudited) Three and Six Months Ended January 31, 2009 and 2008 and Cumulative Amounts from July 8, 2003 (Inception) to January 31, 2009	5

	Statement of Stockholders’ Equity (Deficit) (unaudited) Cumulative Amounts from July 3, 2003 (Inception) to January 31, 2009	6

	Statements of Cash Flows (unaudited) Six Months Ended January 31, 2009 and 2008 and Cumulative Amounts from July 8, 2003 (Inception) to January 31, 2009	7

	Notes to Financial Statements (unaudited)	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	9

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	10

Item 4.	Controls and Procedures	10

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	11

Item 1A.	Risk Factors	11

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	11

Item 3.	Defaults Upon Senior Securities	11

Item 4.	Submission of Matters to a Vote of Security Holders	11

Item 5.	Other Information	11

Item 6.	Exhibit Index	11

Signatures		12

MOORE & ASSOCIATES, CHARTERED
      ACCOUNTANTS AND ADVISORS
        PCAOB REGISTERED

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Homeland Resources Ltd.
(An Exploration Stage Company)

We have reviewed the accompanying balance sheet of Homeland Resources Ltd. (An Exploration Stage Company) as of January 31, 2009, and the related statements of operations, stockholders’ equity (deficit), and cash flows for the three-month and six-month periods ended January 31, 2009 and 2008 and from inception through January 31, 2009.  These interim financial statements are the responsibility of the Corporation’s management.

We conducted our reviews in accordance with the standards of the Public Company Accounting Oversight Board (United States).  A review of interim financial information consists of principally applying analytical procedures and making inquiries of persons responsible for the financials and accounting matters.  It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole.  Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to such condensed consolidated financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the balance sheet of Homeland Resources Ltd. (An Exploration Stage Company) as of July 31, 2008 and 2007, and the related consolidated statements of income, stockholders’ equity and cash flows for the year then ended (not presented herein); and in our report dated September 29, 2008, we expressed an opinion with a going concern paragraph on those financial statements.  In our opinion, the information set forth in the accompanying balance sheet as of July 31, 2008 and 2007 is fairly stated, in all material respects, in relations to the balance sheet from which it has been derived.

/s/ Moore & Associates, Chartered
Moore & Associates, Chartered
Las Vegas, Nevada
February 27, 2009

2675 S. JONES BLVD. SUITE 109, LAS VEGAS, NEVADA 89146 (702) 253-7499 Fax: (702)253-7501

HOMELAND RESOURCES LTD.
(An Exploration Stage Company)
BALANCE SHEETS

	January 31, 2009	July 31, 2008

ASSETS

Current assets
Cash and cash equivalents	$19	$53

Total Current Assets	19	53

Mineral property (Note 3)	876	876

Total assets	$895	$929

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts payable and accrued liabilities	$47,655	$34,856

Total Current Liabilities	47,655	34,856

Total liabilities	47,655	34,856

Stockholders’ deficit
Common stock - $0.001 par value; authorized – 75,000,000 shares
Issued and outstanding – 6,000,000 shares	6,000	6,000
Paid in capital	24,000	24,000
Deficit accumulated during the development stage	(76,760)	(63,927)

Total stockholders’ deficit	(46,760)	(33,927)

Total liabilities and stockholders’ deficit	$895	$929

The accompanying notes are an integral part of these financial statements.

HOMELAND RESOURCES LTD.
(An Exploration Stage Company)
STATEMENTS OF OPERATIONS

	Three Months Ended January 31, 2009	Three Months Ended January 31, 2008	Six Months Ended January 31, 2009	Six Months Ended January 31, 2008	Cumulative Amounts From Inception To January 31, 2009

REVENUES	$-	$-	$-	$-	$387

EXPENSES
General and Administrative	5,085	6,457	12,027	12,313	70,975
Mineral exploration costs	-	-	806	806	4,532
Oil and gas property operating costs	-	-	-	-	1,310
Loss on disposal of oil and gas	-	-	-	-	330

	(5,085)	(6,457)	(12,833)	(20,119)	(77,147)

Provision for Income Taxes	-	-	-	-	-

Net loss	$(5,085)	$(6,457)	$(12,833)	$(20,119)	$(76,760)

Net Loss Per Common Share
Basic and Diluted	$(0.001)	$(0.001)	$(0.002)	$(0.003)	$(0.015)

Weighted average number of common shares outstanding
Basic and Diluted	6,000,000	6,000,000	6,000,000	6,000,000	5,234,240

The accompanying notes are an integral part of these financial statements.

HOMELAND RESOURCES LTD.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Common Stock
	Number of Shares	Amount	Paid in Capital	Deficit Accumulated During the Development Stage

Balance, July 8, 2003	-	$-	$-	$-
(Date of incorporation)

Loss for the period	-	-	-	-

Balance, July 31, 2003	-	-	-	-

Issuance of common stock for cash at $0.005 per share:
August 2003	3,000,000	3,000	12,000	15,000

Net (loss) for the year	-	-	-	(1,731)

Balance, July 31, 2004	3,000,000	3,000	12,000	13,269

Issuance of common stock for cash at $0.005 per share:
August 2004	2,065,000	2,065	8,260	10,325
May 2005	935,000	935	3,740	4,675

Net (loss) for the year	-	-	-	(7,890)

Balance, July 31, 2005	6,000,000	6,000	24,000	20,379

Net (loss) for the year	-	-	-	(2,846)

Balance, July 31, 2006	6,000,000	6,000	24,000	17,533

Net (loss) for the year	-	-	-	(21,884)

Balance, July 31, 2007	6,000,000	6,000	24,000	(4,351)

Net (loss) for the year	-	-	-	(29,576)

Balance, July 31, 2008	6,000,000	$6,000	$24,000	$(33,927)

Net (loss) for the period	-	-	-	(12,833)

Balance, January 31, 2009	6,000,000	$6,000	$24,000	$(46,760)

The accompanying notes are an integral part of these financial statements.

HOMELAND RESOURCES LTD.
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS

	Six Months Ended January 31, 2009	Six Months Ended January 31, 2008	Cumulative Amounts From Inception To January 31, 2009

OPERATING ACTIVITIES
Net loss	$(12,833)	$(20,119)	$(76,760)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on disposal of interest in oil and gas property	-	-	330

Change in non-cash working capital items:
Decrease in prepaids	-	-	-
Increase in accounts payable and accrued liabilities	12,799	19,952	47,655

Net cash used in operating activities	(34)	(167)	(28,775)

INVESTING ACTIVITIES
Purchase of interest in oil and gas property	-	-	(3,830)
Disposal of interest in oil and gas property	-	-	3,500
Purchase of undeveloped mineral property	-	-	(876)

Net cash used in investing activities	-	-	(1,206)

FINANCING ACTIVITIES
Sale of common stock	-	-	30,000

Net cash provided by financing activities	-	-	30,000

Net increase (decrease) in cash	(34)	(167)	19

Cash, beginning of periods	53	175	-

Cash, end of periods	$19	$8	$19

The accompanying notes are an integral part of these financial statements.

HOMELAND RESOURCES LTD.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
JANUARY 31, 2009
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

The results of operations for the six months ended January 31, 2009 are not necessarily indicative of the results that may be expected for the year ending July 31, 2009.

NOTE 2 – BASIS OF ACCOUNTING

The accompanying financial statements have been prepared on the basis of accounting principles applicable to a going concern, which contemplates the realization of assets and extinguishment of liabilities in the normal course of business. As shown in the accompanying balance sheet the Company has accumulated a deficit of $76,760 through January 31, 2009, current liabilities exceeded current assets by $47,636. As of January 31, 2009, the Company has not commenced principal operations. These factors among others may indicate that the Company may be unable to continue in existence.  The Company's financial statements do not include any adjustments related to the realization of the carrying value of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence. The Company's ability to establish itself as a going concern is dependent upon its ability to obtain additional financing, in order to commence exploration activities on its mining property and ultimately, to achieve profitable operations. Management believes that they can be successful in obtaining equity financing which will enable the Company to continue in existence and establish itself as a going concern.

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

Results of Operations

Three months ended January 31, 2009 compared to the three months ended January 31, 2008.

We had no revenues during the three months ended January 31, 2009 or 2008.  During the three months ended January 31, 2009, we incurred expenses of $5,085, compared with $6,457 during the three months ended January 31, 2008, a decrease of $1,372.  The decrease in our expenses was entirely attributable to a decrease in general and administrative costs associated with professional legal and accounting services.  During the three months ended January 31, 2008, we were in the process of finalizing a prospectus that was part of a registration statement that was filed with the Securities and Exchange Commission on November 19, 2007.  That registration statement was declared effective on December 10, 2007.  While we incurred legal and accounting expenses associated with our reporting obligations under the Securities Exchange Act of 1934 during the 2009 period, such expenses were less than the expenses incurred in connection with that registration statement.

Six months ended January 31, 2009 compared to the six months ended January 31, 2008.

We had no revenues during the six months ended January 31, 2009 or 2008.  During the six months ended January 31, 2009, we incurred expenses of $12,833, compared with $20,119 during the six months ended January 31, 2008, a decrease of $7,286.  The decrease in our expenses was entirely attributable to a decrease in general and administrative costs associated with professional legal and accounting services.  During the six months ended January 31, 2008, we were in the process of preparing a registration statement that was filed with the Securities and Exchange Commission on November 19, 2007.  That registration statement was declared effective on December 10, 2007.  While we incurred legal and accounting expenses associated with our reporting obligations under the Securities Exchange Act of 1934 during the 2009 period, such expenses were less than the expenses incurred in connection with that registration statement.

Liquidity and Capital Resources

As of January 31, 2009, we had cash of $19, compared to cash of $53 as of July 31, 2008.  Our working capital deficit at January 31, 2009 was $47,636, compared to $34,803 as of July 31, 2008.  The increase in our working capital deficit was due primarily to the increase in our expenses associated with our ongoing filing obligations with the Securities and Exchange Commission.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of January 31, 2009.

Going Concern

In its report prepared in connection with our 2008 financial statements, our independent registered public accounting firm included an explanatory paragraph stating that, because we had an accumulated deficit of $63,927 and a working capital deficit of $34,803 at July 31, 2008, there was substantial doubt about our ability to continue as a going concern.  At January 31, 2009, our accumulated deficit was $76,760 and our working capital deficit was $47,636.  Our continued existence will depend in large part upon our ability to raise sufficient capital through debt and equity offerings.  Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Item 4.        Controls and Procedures

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

Changes In Internal Controls Over Financial Reporting

Our sole officer has concluded that there were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended January 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

HOMELAND RESOURCES LTD.

Date: March 9, 2009	By:	/s/ Armando Garcia
Armando Garcia,
President, Secretary, Treasurer
(principal executive and financial officer)