Form 10-Q
period 2009-04-30
HOMELAND RESOURCES LTD.
filed 2009-06-09
CIK 1409624

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2009

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
[x] Yes                      [  ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
[  ] Yes                      [  ] No

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
[x] Yes   [  ] No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  6,000,000 shares of Common Stock, $.001 par value, as of May 31, 2009

HOMELAND RESOURCES LTD.
(An Exploration Stage Company)

HOMELAND RESOURCES LTD.
(An Exploration Stage Company)
BALANCE SHEETS

	April 30, 2009 (Unaudited)	July 31, 2008

ASSETS

Current assets
Cash and cash equivalents	$106	$53

Total Current Assets	106	53

Mineral property (Note 3)	876	876

Total assets	$982	$929

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts payable and accrued liabilities	$49,102	$34,856

Total Current Liabilities	49,102	34,856

Total liabilities	49,102	34,856

Stockholders’ deficit
Common stock - $0.001 par value; authorized – 75,000,000 shares
Issued and outstanding – 6,000,000 shares	6,000	6,000
Paid in capital	24,000	24,000
Deficit accumulated during the development stage	(78,120)	(63,927)

Total stockholders’ deficit	(48,120)	(33,927)

Total liabilities and stockholders’ deficit	$982	$929

The accompanying notes are an integral part of these financial statements.

HOMELAND RESOURCES LTD.
(An Exploration Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended April 30, 2009	Three Months Ended April 31, 2008	Nine Months Ended April 30, 2009	Nine Months Ended April 30, 2008	Cumulative Amounts From Inception To April 30, 2009

REVENUES	$-	$-	$-	$-	$387

EXPENSES
General and Administrative	1,360	3,047	13,387	22,360	72,335
Mineral exploration costs	-	-	806	806	4,532
Oil and gas property operating costs	-	-	-	-	1,310
Loss on disposal of oil and gas	-	-	-	-	330

	(1,360)	(3,047)	(14,193)	(23,166)	(78,507)

Provision for Income Taxes	-	-	-	-	-

Net loss	$(1,360)	$(3,047)	$(14,193)	$(23,166)	$(78,120)

Net Loss Per Common Share
Basic and Diluted	$(0.001)	$(0.001)	$(0.002)	$(0.004)	$(0.015)

Weighted average number of common shares outstanding
Basic and Diluted	6,000,000	6,000,000	6,000,000	6,000,000	5,266,342

The accompanying notes are an integral part of these financial statements.

HOMELAND RESOURCES LTD.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
(Unaudited)

	Common Stock			Deficit Accumulated
	Number of Shares	Amount	Paid in Capital	During the Development Stage

Balance, July 8, 2003	-	$-	$-	$-
(Date of incorporation)

Loss for the period	-	-	-	-

Balance, July 31, 2003	-	-	-	-

Issuance of common stock for cash at $0.005 per share:
August 2003	3,000,000	3,000	12,000	15,000

Net (loss) for the year	-	-	-	(1,731)

Balance, July 31, 2004	3,000,000	3,000	12,000	13,269

Issuance of common stock for cash at $0.005 per share:
August 2004	2,065,000	2,065	8,260	10,325
May 2005	935,000	935	3,740	4,675

Net (loss) for the year	-	-	-	(7,890)

Balance, July 31, 2005	6,000,000	6,000	24,000	20,379

Net (loss) for the year	-	-	-	(2,846)

Balance, July 31, 2006	6,000,000	6,000	24,000	17,533

Net (loss) for the year	-	-	-	(21,884)

Balance, July 31, 2007	6,000,000	6,000	24,000	(4,351)

Net (loss) for the year	-	-	-	(29,576)

Balance, July 31, 2008	6,000,000	$6,000	$24,000	$(33,927)

Net (loss) for the period	-	-	-	(14,193)

Balance, April 30, 2009	6,000,000	$6,000	$24,000	$(48,120)

The accompanying notes are an integral part of these financial statements.

HOMELAND RESOURCES LTD.
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended April 30, 2009	Nine Months Ended April 30, 2008	Cumulative Amounts From Inception To April 30, 2009

OPERATING ACTIVITIES
Net loss	$(14,193)	$(23,166)	$(78,120)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on disposal of interest in oil and gas property	-	-	330

Change in non-cash working capital items:
Decrease in prepaids	-	-	-
Increase in accounts payable and accrued liabilities	14,246	23,040	49,102

Net cash provided by (used in) operating activities	53	(126)	(28,688)

INVESTING ACTIVITIES
Purchase of interest in oil and gas property	-	-	(3,830)
Disposal of interest in oil and gas property	-	-	3,500
Purchase of undeveloped mineral property	-	-	(876)

Net cash used in investing activities	-	-	(1,206)

FINANCING ACTIVITIES
Sale of common stock	-	-	30,000

Net cash provided by financing activities	-	-	30,000

Net increase (decrease) in cash	53	(126)	106

Cash, beginning of periods	53	175	-

Cash, end of periods	$106	$49	$106

The accompanying notes are an integral part of these financial statements.

HOMELAND RESOURCES LTD.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
APRIL 30, 2009
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

The results of operations for the nine months ended April 30, 2009 are not necessarily indicative of the results that may be expected for the year ending July 31, 2009.

NOTE 2 - BASIS OF ACCOUNTING

The accompanying financial statements have been prepared on the basis of accounting principles applicable to a going concern, which contemplates the realization of assets and extinguishment of liabilities in the normal course of business. As shown in the accompanying balance sheet, the Company has accumulated a deficit of $78,120 through April 30, 2009, and current liabilities exceeded current assets by $48,996. As of April 30, 2009, the Company has not commenced principal operations. These factors among others may indicate that the Company may be unable to continue in existence. The Company's financial statements do not include any adjustments related to the realization of the carrying value of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence. The Company's ability to establish itself as a going concern is dependent upon its ability to obtain additional financing, in order to commence exploration activities on its mining property and ultimately, to achieve profitable operations. Management believes that they can be successful in obtaining equity financing which will enable the Company to continue in existence and establish itself as a going concern.

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

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

We are an exploration stage company engaged in the acquisition and exploration of mineral properties.  We own six mineral claims, the HR# 1 through HR#6 Claims (the “HR Claims”), which collectively comprise the Home Ranch Prospect described below.  Further exploration of our mineral claims is required before a final evaluation as to the economic and legal feasibility of any of our mineral claims can be completed.  We cannot assure you that a commercially viable mineral deposit exists on our mineral claims.  Our plan of operations is to carry out exploration work on our mineral claims in order to ascertain whether our claims possess commercially exploitable quantities of gold, silver, copper and/or molybdenum.  We cannot provide assurance to investors that our mineral claims contain a commercially exploitable mineral deposit, or reserve, until appropriate exploratory work is done and an economic evaluation based on such work concludes economic feasibility.

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

Results of Operations

Three months ended April 30, 2009 compared to the three months ended April 30, 2008.

We had no revenues during the three months ended April 30, 2009 or 2008.  During the three months ended April 30, 2009, we incurred expenses of $1,360, compared with $3,047 during the three months ended April 30, 2008, a decrease of $1,687.  The decrease in our expenses was entirely attributable to a decrease in general and administrative costs associated with professional legal and accounting services.

Nine months ended April 30, 2009 compared to the nine months ended April 30, 2008.

We had no revenues during the nine months ended April 30, 2009 or 2008.  During the nine months ended April 30, 2009, we incurred expenses of $14,193, compared with $23,166 during the nine months ended April 30, 2008, a decrease of $8,973.  The decrease in our expenses was entirely attributable to a decrease in general and administrative costs associated with professional legal and accounting services.  During the nine months ended April 30, 2008, we were in the process of preparing a registration statement that was filed with the Securities and Exchange Commission on November 19, 2007.  That registration statement was declared effective on December 10, 2007.  While we incurred legal and accounting expenses associated with our reporting obligations under the Securities Exchange Act of 1934 during the 2009 period, such expenses were less than the expenses incurred in connection with that registration statement.

Liquidity and Capital Resources

As of April 30, 2009, we had cash of $106, compared to cash of $53 as of July 31, 2008.  Our working capital deficit at April 30, 2009 was $48,996, compared to $34,803 as of July 31, 2008.  The increase in our working capital deficit was due primarily to the increase in our expenses associated with our ongoing filing obligations with the Securities and Exchange Commission.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of April 30, 2009.

Going Concern

In its report prepared in connection with our 2008 financial statements, our independent registered public accounting firm included an explanatory paragraph stating that, because we had an accumulated deficit of $63,927 and a working capital deficit of $34,803 at July 31, 2008, there was substantial doubt about our ability to continue as a going concern.  At April 30, 2009, our accumulated deficit was $78,120 and our working capital deficit was $48,996.  Our continued existence will depend in large part upon our ability to raise sufficient capital through debt and equity offerings.  Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Not required for smaller reporting companies.

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

Changes in Internal Controls over Financial Reporting

Our sole officer has concluded that there were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended April 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.       Legal Proceedings

None.

Item 1A.     Risk Factors

Not required for smaller reporting companies.

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.        Defaults Upon Senior Securities

None.

Item 4.        Submission of Matters to a Vote of Security Holders

None.

Item 5.        Other Information

Not applicable

Item 6.        Exhibits

Regulation S-K Number	Exhibit
3.1	Articles of Incorporation (1)
3.2	Amendment to Articles of Incorporation (1)
3.3	Bylaws (1)
10.1	Notice of Mining Claims HR #1-6, recorded by Luna County, New Mexico, on March 24, 2004 (1)
10.2	Confirmation of Agreement with Leroy Halterman dated August 1, 2007 (1)
10.3	Loan Commitment Letter from Wellington Financial Corporation dated August 1, 2007 (1)
10.4	Notice of Intent to Hold the HR #1-6 Lode Mining Claims, filed with the Bureau of Land Management on August 15, 2007 (1)

Regulation S-K Number	Exhibit
10.5	Notice of Intent to Hold the HR #1-6 Lode Mining Claims recorded by Luna County, New Mexico, on August 17, 2007 (1)
31.1	Rule 15d-14(a) Certification of Armando Garcia
32.1	Certification of Armando Garcia Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the exhibits to the registrant’s registration statement on Form SB-1 filed November 19, 2007, file number 333-147501.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOMELAND RESOURCES LTD.

Date: June 5, 2009	By:	/s/ Armando Garcia
Armando Garcia
President, Secretary, Treasurer
(principal executive and financial officer)