Form 10-K
period 2009-07-31
HOMELAND RESOURCES LTD.
filed 2009-11-13
CIK 1409624

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended July 31, 2009

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

Securities registered pursuant to Section 12(g) of the Act: None

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
Yes ☐   No ☐ (Not applicable)

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
Yes ☒   No ☐

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter:  $-0- on January 31, 2009

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 60,000,000 on October 23, 2009

FORWARD-LOOKING STATEMENTS

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
JULY 31, 2009

PART I

ITEM 1.BUSINESS

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

On July 1, 2009, we effected a 10-for-1 forward stock split of our common stock.  The number of issued and outstanding shares of common stock increased from 6,000,000 to 60,000,000 and the number of authorized shares of common stock increased from 75,000,000 shares at a par value of $0.001 per share to 750,000,000 shares at a par value of $0.0001 per share.

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

ITEM 1A.RISK FACTORS

Risks Related to Our Financial Condition and Business

If we do not obtain additional financing, our business will fail.  As of July 31, 2009, we had $89 of cash on hand.  Our current operating funds are not sufficient to sustain the company or to conduct any exploration of our mineral claims.  Therefore, we will need to obtain additional financing in order to complete our business plan. We currently do not have any operations and we have no income. Further, we do not have any financing in place and we may not be able to find such financing if required. Obtaining additional financing would be subject to a number of factors, including investor acceptance of mineral claims and investor sentiment. These factors may adversely affect the timing, amount, terms, or conditions of any financing that we may obtain or make any additional financing unavailable to us.

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

If we do not pay annual maintenance fees, then our mineral claims will lapse.  We must pay annual maintenance fees of $125 per claim to the Bureau of Land Management to hold our HR Claims.  If we do not make the required payments, then our claims will lapse and we will lose all interest that we have in these mineral claims.

Our company was recently formed and we have not proven that we can generate a profit.  If we fail to generate income and achieve profitability, an investment in our securities may be worthless.  We have no operating history and have not proved we can operate successfully.  If we fail, your investment in our common stock will become worthless.  From inception to July 31, 2009, we incurred a net loss of $85,453.  At July 31, 2009, we had a working capital deficit of $55,454.

We were organized under the laws of the State of Nevada on July 8, 2003, and have had no operations other than to conduct two private offerings, acquire the HR Claims in the state of New Mexico and acquire and subsequently dispose of a 10% working interest in an oil and gas exploration property in Oklahoma.  As of October 14, 2009, we have 40 shareholders of record.  We face all of the risks inherent in a new business.  The purchase of the securities offered hereby must therefore be regarded as the placing of funds at a high risk in a new or “start-up” venture with all the unforeseen costs, expenses, problems, and difficulties to which such ventures are subject.

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

From October 2003 to October 15, 2009, the price of gold has ranged from $371.30 per ounce to $1,053.30 per ounce.  In the event gold prices decline and remain low for prolonged periods of time, we will be unable to develop our property or produce any revenue.

Because of our limited resources and the speculative nature of our business, there is a substantial doubt as to our ability to continue as a going concern.  The report of Seale and Beers, CPAs, our independent registered public accounting firm, on our audited financial statements for the periods ended July 31, 2009 and 2008, indicates that there are a number of factors that raise substantial doubt about our ability to continue as a going concern.  Our continued operations are dependent on our ability to obtain financing and upon our ability to achieve future profitable operations from the development of our mineral properties.  If we are not able to continue as a going concern, it is likely investors will lose their investment.

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

Risks Related to Legal Uncertainty

Because we will be subject to compliance with government regulation, our anticipated cost of our exploration program may increase.  There are several governmental regulations that materially restrict the use of ore.  We will be subject to the laws and regulations of the Bureau of Land Management of the United States Department of the Interior as we carry out our exploration program.  We may be required to obtain land use permits and perform remediation work for any physical disturbance to the land in order to comply with these regulations.  New regulations could be passed which could increase our costs of doing business and prevent us from carrying out our exploration program.  Under current regulations, if we fail to obtain the necessary permits, the Bureau of Land Management could seek to enjoin our exploration operations and demand monetary damages for any surface disturbance to the land.  In addition, the Bureau of Land Management could seek criminal fines against us for a knowing and willful violation.  If we were to be subject to any criminal or civil proceedings of this type, in all likelihood, we would cease to exist as a company and investors would lose their entire investment.

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

ITEM 1B.UNRESOLVED STAFF COMMENTS

None.

ITEM 2.PROPERTIES

Home Ranch Prospect

Property Acquisition.  In March 2004, we acquired a 100% interest in leases on six unpatented lode mining claims in the Home Ranch Prospect, located in Luna County, New Mexico, by locating the HR # 1 through HR#6 mining claims on federal minerals administered by the Bureau of Land Management for filing fees of $666 plus staking expenses of $550.  The Home Ranch Prospect consists of the HR# 1 through HR#6 mineral claims.  Unpatented claims are mining claims for which the holder has no patent, or document that conveys title.  A lode is a mineral deposit in consolidated rock as opposed to a placer deposit, which is a deposit of sand or gravel that contains particles of gold, ilmenite, gemstones, or other heavy minerals of value.

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

HR Claims.  The Home Ranch Prospect consists of six unpatented lode mining claims totaling 120 acres, situated in Township 26 South, Range 13 West, in the north half of Section 27 (the “HR Claims”). The HR Claims are located on federal lands under the administration of the Bureau of Land Management (BLM).  The HR Claims are not subject to any royalties, but annual maintenance fees must be paid to the BLM of $125 per claim, a total of $750 annually for the entire HR Claims’ block to keep them valid.

Under the General Mining Law of 1872, which governs our mining claims and leases, we, as the holder of the HR Claims, have the right to develop the minerals located in the land identified in the HR Claims.  We must pay an annual maintenance fee of $125 per claim to hold the HR Claims.  The HR Claims can be held indefinitely with or without mineral production, subject to challenge if not developed.  Using land under an unpatented mining claim for anything but mineral and associated purposes violates the General Mining Law of 1872.

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

Drilling depths to the precious metals mineralized zones within these units are expected to be shallow and should not exceed 400 feet.  However, should the initial work indicate that porphyry copper-molybdenum deposit exists then deeper holes may be required to test this target.

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

ITEM 3.LEGAL PROCEEDINGS

There are no legal proceedings pending against us.  To the best of our knowledge, there are no legal proceedings threatened or contemplated against us.

ITEM 4.SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No stockholders meetings were held during the fiscal year ended July 31, 2009.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock has been approved for quotation in the OTC Bulletin Board (“OTCBB”) under the symbol “HMLA,” but there is no established trading market.  We have not provided historical bid and ask prices for the common stock.

Holders and Dividends

As of October 14, 2009, there were 40 record holders of our common stock.

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

Year Ended July 31, 2009 as compared to Year Ended July 31, 2008.  We had no revenue for the years ended July 31, 2009 and 2008.  We incurred operating expenses in the amount of $21,526 and $29,576 for the years ended July 31, 2009 and 2008, respectively.  Our operating expenses were primarily attributable to expenditures for professional fees and expenses to maintain our corporate existence.

Our accumulated deficit through July 31, 2009 was $85,453.

Liquidity and Capital Resources

As of July 31, 2009.  At July 31, 2009, we had cash of $89 and a working capital deficit of $55,454, as compared to cash of $53 and a working capital deficit of $34,803 at July 31, 2008.  During the year ended July 31, 2009, operating activities provided cash of $36 and no net cash was provided by investing or financing activities.  During the year ended July 31, 2008, we used cash in the amount of $122 for operating activities and no net cash was provided by investing or financing activities.

Going Concern

In their report prepared in connection with our 2009 financial statements, our auditors included an explanatory paragraph stating that, because we had an accumulated net loss of $85,453 and a working capital deficit of $55,454 at July 31, 2009, there is substantial doubt about our ability to continue as a going concern.  Our continued existence will depend in large part upon our ability to raise sufficient capital through debt and equity offerings.  Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Impairment of Long-Lived Assets.  We have adopted SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which requires that long-lived assets to be held be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  SFAS 144 establishes a single auditing model for long-lived assets to be disposed of by sale.  We have recorded an impairment of $875 on our long-lived assets during the year ended July 31, 2009.

Off Balance Sheet Arrangements

We do not have any material off balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual obligations

We do not have any contractual obligations other than the payment of an annual maintenance fee of $125 per claim to hold the HR Claims.

Plan of Operations

As the price of gold has been fluctuating widely, we have deferred conducting mineral exploration activities for the near term.  We will reassess this position periodically.  We also plan to investigate and, if warranted, pursue any business opportunities that may be presented to us.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

HOMELAND RESOURCES LTD.
(An Exploration Stage Company)
Index to Financial Statements

Page

Report of Independent Registered Public Accounting Firm	18

Balance Sheets at July 31, 2009 and July 31, 2008	19

Statements of Operations for the years ended July 31, 2009 and 2008
and Cumulative Amounts from July 8, 2003 (Inception) to July 31, 2009	20

Statements of Stockholders’ Equity (Deficit)
Cumulative Amounts from July 8, 2003 (Inception) to July 31, 2009	21

Statements of Cash Flows for the years ended July 31, 2009 and 2008
and Cumulative Amounts from July 8, 2003 (Inception) to July 31, 2009	22

Notes to Financial Statements	23

SEALE AND BEERS, CPAs
PCAOB & CPAB REGISTERED AUDITORS
www.sealebeers.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Homeland Resources Ltd.
(A Development Stage Company)

We have audited the accompanying balance sheets of Homeland Resources Ltd. (A Development Stage Company) as of July 31, 2009 and 2008, and the related statements of operations, stockholders’ equity (deficit) and cash flows for the years ended July 31, 2009 and 2008 and since inception on July 8, 2003 through July 31, 2009. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conduct our audits in accordance with standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Homeland Resources Ltd. (A Development Stage Company) as of July 31, 2009 and 2008, and the related statements of operations, stockholders’ equity (deficit) and cash flows for the years ended July 31, 2009 and 2008 and since inception on July 8, 2003 through July 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company has had a loss from operations of $21,526, an accumulated deficit of $85,453, working capital deficit of $55,454 and has earned no revenues since inception, which raises substantial doubt about its ability to continue as a going concern.  Management’s plans concerning these matters are also described in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Seale and Beers, CPAs

Seale and Beers, CPAs
Las Vegas, Nevada
November 11, 2009

6490 West Desert Inn Rd, Las Vegas, NV 89146 (702) 253-7492 Fax (702) 253-7501

HOMELAND RESOURCES LTD.
(An Exploration Stage Company)
BALANCE SHEETS

	July 31, 2009	July 31, 2008

ASSETS

Current assets
Cash and cash equivalents	$89	$53

Total Current Assets	89	53

Mineral property (Note 3)	1	876

Total assets	$90	$929

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts payable and accrued liabilities	$55,543	$34,856

Total Current Liabilities	55,543	34,856

Total liabilities	55,543	34,856

Stockholders’ deficit
Common stock - $0.0001 par value; authorized – 750,000,000 shares
Issued and outstanding – 60,000,000 shares	6,000	6,000
Paid in capital	24,000	24,000
Deficit accumulated during the development stage	(85,453)	(63,927)

Total stockholders’ deficit	(55,453)	(33,927)

Total liabilities and stockholders’ deficit	$90	$929

The accompanying notes are an integral part of these financial statements.

HOMELAND RESOURCES LTD.
(An Exploration Stage Company)
STATEMENTS OF OPERATIONS

	Year Ended July 31, 2009	Year Ended July 31, 2008	Cumulative Amounts From Inception To July 31, 2009

REVENUES	$-	$-	$387

EXPENSES
Accounting and audit	9,170	9,695	23,921
General and Administrative	232	314	14,542
Legal	8,603	16,136	33,241
Registration and filing	685	1,225	4,535
Transfer agent	1,155	1,400	2,555
Mineral exploration costs	806	806	4,531
Impairment on mineral property (Note 3)	875	-	875
Oil and gas property operating costs	-	-	1,310
Loss on disposal of oil and gas	-	-	330

	(21,526)	(29,576)	(85,840)

Provision for Income Taxes	-	-	-

Net loss	$(21,526)	$(29,576)	$(85,453)

Net Loss Per Common Share
Basic and Diluted	$(0.001)	$(0.001)	$(0.002)

Weighted average number of common shares outstanding
Basic and Diluted	60,000,000	60,000,000	52,968,149

The accompanying notes are an integral part of these financial statements.

HOMELAND RESOURCES LTD.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Common Stock
	Number of Shares	Amount	Paid in Capital	Deficit Accumulated During the Development Stage

Balance, July 8, 2003	-	$-	$-	$-
(Date of incorporation)

Loss for the period	-	-	-	-

Balance, July 31, 2003	-	-	-	-

Issuance of common stock for cash at $0.005 per share:
August 2003	30,000,000	3,000	12,000	15,000

Net (loss) for the year	-	-	-	(1,731)

Balance, July 31, 2004	30,000,000	3,000	12,000	13,269

Issuance of common stock for cash at $0.005 per share:
August 2004	20,650,000	2,065	8,260	10,325
May 2005	9,350,000	935	3,740	4,675

Net (loss) for the year	-	-	-	(7,890)

Balance, July 31, 2005	60,000,000	6,000	24,000	20,379

Net (loss) for the year	-	-	-	(2,846)

Balance, July 31, 2006	60,000,000	6,000	24,000	17,533

Net (loss) for the year	-	-	-	(21,884)

Balance, July 31, 2007	60,000,000	6,000	24,000	(4,351)

Net (loss) for the year	-	-	-	(29,576)

Balance, July 31, 2008	60,000,000	$6,000	$24,000	$(33,927)

Net (loss) for the year	-	-	-	(21,526)

Balance, July 31, 2009	60,000,000	$6,000	$24,000	$(55,453)

The accompanying notes are an integral part of these financial statements.

HOMELAND RESOURCES LTD.
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS

	Year Ended July 31, 2009	Year Ended July 31, 2008	Cumulative Amounts From Inception To July 31, 2009

OPERATING ACTIVITIES
Net loss	$(21,526)	$(29,576)	$(85,453)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment on mineral property	875	-	875
Loss on disposal of interest in oil and gas property	-	-	330

Change in non-cash working capital items:
Decrease in prepaids	-	-	-
Increase in accounts payable and accrued liabilities	20,687	29,454	55,543

Net cash used in operating activities	36	(122)	(28,705)

INVESTING ACTIVITIES
Purchase of interest in oil and gas property	-	-	(3,830)
Disposal of interest in oil and gas property	-	-	3,500
Purchase of undeveloped mineral property	-	-	(876)

Net cash used in investing activities	-	-	(1,206)

FINANCING ACTIVITIES
Sale of common stock	-	-	30,000

Net cash provided by financing activities	-	-	30,000

Net increase (decrease) in cash	36	(122)	89

Cash, beginning of periods	53	175	-

Cash, end of periods	$89	$53	$89

The accompanying notes are an integral part of these financial statements.

HOMELAND RESOURCES LTD.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
JULY 31, 2009

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

CONTINUANCE OF OPERATIONS

The financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America applicable for a going concern which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business.  As at July 31, 2009, the Company has working capital deficiency of $55,454 and has accumulated losses of $85,453 since its commencement. Its ability to continue as a going concern is dependent upon the ability of the Company to obtain the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due.

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

IMPAIRMENT OF LONG-LIVED ASSETS

The Company has adopted SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which requires that long-lived assets to be held be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  SFAS 144 establishes a single auditing model for long-lived assets to be disposed of by sale. The Company has recorded an impairment of $875 on its long-lived assets during the year ended July 31, 2009.

REVENUE RECOGNITION

The Company has no current source of revenue; therefore the Company has not yet adopted any policy regarding the recognition of revenue or cost.

HOMELAND RESOURCES LTD.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
JULY 31, 2009

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

FOREIGN CURRENCY TRANSLATION

Transaction amounts denominated in foreign currencies are translated at exchange rates prevailing at transaction dates. Carrying values of monetary assets and liabilities are adjusted at each balance sheet date to reflect the exchange rate at that date.  Non-monetary assets and liabilities are translated at the exchange rate on the original transaction date.  Gains and losses from restatement of foreign currency monetary assets and liabilities are included in the statement of operations.  Revenues and expenses are translated at the rates of exchange prevailing on the dates such items are recognized in the statements of operations.

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
JULY 31, 2009

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

RECENT ACCOUNTING PRONOUNCEMENTS

In October 2008, the FASB issued FSP No. FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active,” (“FSP FAS 157-3”), which clarifies application of SFAS 157 in a market that is not active.  FSP FAS 157-3 was effective upon issuance, including prior periods for which financial statements have not been issued.  The adoption of FSP FAS 157-3 had no impact on the Company’s results of operations, financial condition or cash flows.

In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments. This FSP amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. This FSP shall be effective for interim reporting periods ending after June 15, 2009. The Company does not have any fair value of financial instruments to disclose.

In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments. This FSP amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. The FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. The FSP shall be effective for interim and annual reporting periods ending after June 15, 2009. The Company currently does not have any financial assets that are other-than-temporarily impaired.

In April 2009, the FASB issued FSP No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS 157-4”).  FSP FAS 157-4 provides guidance on estimating fair value when market activity has decreased and on identifying transactions that are not orderly.  Additionally, entities are required to disclose in interim and annual periods the inputs and valuation techniques used to measure fair value.  This FSP is effective for interim and annual periods ending after June 15, 2009.  The Company does not expect the adoption of FSP FAS 157-4 will have a material impact on its financial condition or results of operation.

June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140” (“SFAS 166”). The provisions of SFAS 166, in part, amend the derecognition guidance in FASB Statement No. 140, eliminate the exemption from consolidation for qualifying special-purpose entities and require additional disclosures. SFAS 166 is effective for financial asset transfers occurring after the beginning of an entity’s first fiscal year that begins after November 15, 2009. The Company does not expect the provisions of SFAS 166 to have a material effect on the financial position, results of operations or cash flows of the Company.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R) (“SFAS 167”). SFAS 167 amends the consolidation guidance applicable to variable interest entities. The provisions of SFAS 167 significantly affect the overall consolidation analysis under FASB Interpretation No. 46(R). SFAS 167 is effective as of the beginning of the first fiscal year that begins after November 15, 2009. SFAS 167 will be effective for the Company beginning in 2010. The Company does not expect the provisions of SFAS 167 to have a material effect on the financial position, results of operations or cash flows of the Company.

HOMELAND RESOURCES LTD.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
JULY 31, 2009

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162” (“SFAS No. 168”). Under SFAS No. 168 the “FASB Accounting Standards Codification” (“Codification”) will become the source of authoritative U. S. GAAP to be applied by nongovernmental entities.  Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. SFAS No. 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  On the effective date, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. SFAS No. 168 is effective for the Company’s interim quarterly period beginning July 1, 2009. The Company does not expect the adoption of SFAS No. 168 to have an impact on the financial statements.

In June 2009, the Securities and Exchange Commission’s Office of the Chief Accountant and Division of Corporation Finance announced the release of Staff Accounting Bulletin (SAB) No. 112. This staff accounting bulletin amends or rescinds portions of the interpretive guidance included in the Staff Accounting Bulletin Series in order to make the relevant interpretive guidance consistent with current authoritative accounting and auditing guidance and Securities and Exchange Commission rules and regulations. Specifically, the staff is updating the Series in order to bring existing guidance into conformity with recent pronouncements by the Financial Accounting Standards Board, namely, Statement of Financial Accounting Standards No. 141 (revised 2007), Business Combinations, and Statement of Financial Accounting Standards No. 160, Non-controlling Interests in Consolidated Financial Statements. The statements in staff accounting bulletins are not rules or interpretations of the Commission, nor are they published as bearing the Commission's official approval. They represent interpretations and practices followed by the Division of Corporation Finance and the Office of the Chief Accountant in administering the disclosure requirements of the Federal securities laws.

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

HOMELAND RESOURCES LTD.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
JULY 31, 2009

NOTE 2 - BASIS OF ACCOUNTING

The accompanying financial statements have been prepared on the basis of accounting principles applicable to a going concern, which contemplates the realization of assets and extinguishment of liabilities in the normal course of business. As shown in the accompanying balance sheet the Company has accumulated a deficit of $85,453 through July 31, 2009, current liabilities exceeded current assets by $55,454. As of July 31, 2009, the Company has not commenced principal operations. These factors among others may indicate that the Company may be unable to continue in existence. The Company's financial statements do not include any adjustments related to the realization of the carrying value of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence. The Company's ability to establish itself as a going concern is dependent upon its ability to obtain additional financing, in order to commence exploration activities on its mining property and ultimately, to achieve profitable operations. Management believes that they can be successful in obtaining equity financing which will enable the Company to continue in existence and establish itself as a going concern.

NOTE 3 – UNDEVELOPED MINERAL PROPERTY

During the year ended July 31, 2004, the Company acquired six unpatented lode mining claims. The Company must incur annual assessment work of $100 for each claim or pay an annual maintenance fee of $125 per claim. These claims are located in western Luna County, New Mexico and are collectively known as the Home Ranch Prospect.

No exploration efforts have been conducted on the Company’s mineral property and, accordingly, the ultimate recovery of the Company’s investment in mineral property is dependent upon the discovery of commercially profitable ore reserves through future exploration efforts and the subsequent development or sale of such reserves.

Due to the Company’s lack of working capital, its ability to explore for minerals on these claims has become economically non-feasible. Therefore, any future cash flows from these claims are uncertain as to amount and timing.  The Company recorded an impairment loss of $875 for the year ended July 31, 2009 to write-down the property to a nominal value of $1.  For the year ended July 31, 2008, there was no impairment loss recorded.

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
JULY 31, 2009

NOTE 5 - COMMON STOCK

In August 2003, the Company issued 3,000,000 shares of common stock at $0.005 per share for gross proceeds of $15,000.

During the year ended July 31, 2005, the Company issued 3,000,000 shares of common stock at $0.005 per share for gross proceeds of $15,000.

On July 1, 2009, the Company completed a 10-for-1 forward stock split. This resulted in the Company increasing its authorized shares of common stock from 75,000,000 shares at a par value of $0.001 per share to 750,000,000 common shares at a par value of $0.0001 per share. Each outstanding share of common stock was converted into ten (10) shares of common stock. As at July 31, 2009, the Company had 60,000,000 shares of common stock outstanding.

NOTE 6 – INCOME TAXES

At July 31, 2009, the Company had a net operating loss carryforward of approximately $85,453 that may be offset against future taxable income through 2029. These carryforwards are subject to review by the Internal Revenue Service.

The Company has fully reserved the $9,329 tax benefit of operating loss carryforwards, by a valuation allowance of thesame amount, because the likelihood of realization of the tax benefit cannot be determined. Of the total tax benefit, $3,229 is attributable to 2009.

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

As of July 31, 2009, the Company had one operating segment, mineral property exploration and development.

NOTE 8 - PRIOR YEAR RECLASSIFICATION

The Company has reclassified a portion of general and administrative expenses from prior years to accounting and audit, legal, registration and filing and transfer agent.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no changes in or disagreements with accountants during the fiscal year ended July 31, 2009.

ITEM 9A.CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures, as defined in Rule 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), are our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Act is accumulated and communicated to our sole officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Rule 15d-15 under the Exchange Act, requires us to carry out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of July 31, 2009, being the date of our most recently completed fiscal year end.  This evaluation was conducted under the supervision and with the participation of our sole officer, Armando Garcia.  Based on this evaluation, Mr. Garcia concluded that the design and operation of our disclosure controls and procedures are not effective since the following material weaknesses exist:

•
We rely on external consultants for the preparation of our financial statements and reports.  As a result, our sole officer may not be able to identify errors and irregularities in the financial statements and reports.

•	We have a sole officer who is also our sole director. Therefore, there is an inherent lack of segregation of duties and a limited independent governing board.

•	We rely on an external consultant for administration functions, some of which do not have standard procedures in place for formal review by our sole officer.

Management’s Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 15d-15(f) under the Exchange Act.  Our internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation and fair presentation of our financial statements for external purposes in accordance with generally accepted accounting principles.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our sole officer has assessed the effectiveness of our internal controls over financial reporting as of July 31, 2009.  In making this assessment, management used the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In conducting his evaluation, our sole officer considered advice from our Independent Registered Public Accounting Firm, Seale and Beers, CPAs (“Seale”) that based on several minor corrections to our financial statements and related disclosures proposed by Seale, there may be material weaknesses in our internal controls over financial reporting.  Specifically, the following deficiencies are noted:

•	We do not have an Audit Committee. Although we are not legally required to have one, this means that we do not have entity control over our financial statements.

•	While our external consultants provide sufficient documentation of our financial statements preparation and review procedures, our sole officer must rely on such documentation.

•
We do not have proper segregation of duties for the preparation of our financial statements, resulting in journal entries being prepared and approved by the same person and lack of entity control over the preparation of financial statements.

As a result of these deficiencies in our internal controls, our sole officer concluded further that the design and operation of our disclosure controls and procedures may not be effective and that our internal control over financial reporting was not effective.

Our sole officer also considered various mitigating factors in making his determination.  Our sole officer also noted that we are still evaluating and implementing changes in our internal controls in response to the requirements of Sarbanes Oxley §404.  During fiscal 2009, we will continue to implement appropriate changes as they are identified, including changes to remediate material weaknesses in our internal controls.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this annual report.

Changes In Internal Controls Over Financial Reporting

In connection with the evaluation of our internal controls during our last fiscal quarter, our sole officer has concluded that there were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended July 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information about our sole director and executive officer follows:

Name	Age	Position and Term of Office
Armando Garcia	57	President, Secretary, Treasurer and sole director

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

ITEM 11.EXECUTIVE COMPENSATION

The following table sets forth the remuneration of our sole director and officer during the fiscal years ended July 31, 2009 and 2008:

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Armando Garcia, President	2009	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2008	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

We have no employment agreements with our executive officer.  We do not pay compensation to our director for attendance at meetings.  We reimburse the director for reasonable expenses incurred during the course of his performance.  We do not have any compensation plans.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table provides certain information as to our sole officer and director and the holders of more than 5% of our common stock as of October 14, 2009.

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership (2)	Percent of Class (2)
Armando Garcia (3) 3214 Dakota NE Albuquerque, NM 87110	15,000,000	25.0%
All officers and directors as a group (1 person)	15,000,000	25.0%
________________
(1)
To our knowledge, except as set forth in the footnotes to this table and subject to applicable community property laws, each person named in the table has sole voting and investment power with respect to the shares set forth opposite such person’s name.

(2)	This table is based on 60,000,000 shares of common stock outstanding as of October 14, 2009.
(3)	Armando Garcia may be deemed to be the promoter of our company.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

We do not have any independent directors.

ITEM 14.PRINCIPAL ACCOUNTING FEES AND SERVICES

The fees billed for professional services rendered by our principal accountant are as follows:

FISCAL		AUDIT-RELATED
YEAR	AUDIT FEES	FEES	TAX FEES	ALL OTHER FEES
2008	$6,000	-0-	-0-	-0-
2009	$7,500	-0-	-0-	-0-

Pre-Approval Policies and Procedures

Our sole director must pre-approve any use of our independent accountants for any non-audit services.  All services of our auditors are approved by our sole director and are subject to review by our sole director.

PART IV

ITEM 15.EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Regulation S-K Number	Exhibit
3.1	Articles of Incorporation (1)
3.2	Amendment to Articles of Incorporation (1)
3.3	Certificate of Change Pursuant to NRS 78.209 (2)
3.4	Bylaws (1)
10.1	Notice of Mining Claims HR #1-6, recorded by Luna County, New Mexico, on March 24, 2004 (1)
10.2	Confirmation of Agreement with Leroy Halterman dated August 1, 2007 (1)
10.3	Loan Commitment Letter from Wellington Financial Corporation dated August 1, 2007 (1)
10.4	Notice of Intent to Hold the HR #1-6 Lode Mining Claims, filed with the Bureau of Land Management on August 15, 2007 (1)
10.5	Notice of Intent to Hold the HR #1-6 Lode Mining Claims recorded by Luna County, New Mexico, on August 17, 2007 (1)
31.1	Rule 15d-14(a) Certification of Armando Garcia
32.1	Certification of Armando Garcia Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002
___________________
(1)	Incorporated by reference to the exhibits to the registrant’s registration statement on Form SB-1 filed November 19, 2007, file number 333-147501.
(2)	Incorporated by reference to the exhibits to the registrant’s current report on Form 8-K filed June 29, 2009, file number 333-147501.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOMELAND RESOURCES LTD.

Date: November 13, 2009	By:	/s/ Armando Garcia
Armando Garcia
President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Armando Garcia	President, Secretary, Treasurer and Director	November 13, 2009
Armando Garcia	(Principal Executive, Financial, and Accounting Officer)