Form 10-Q
period 2009-10-31
HOMELAND RESOURCES LTD.
filed 2009-12-14
CIK 1409624

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2009

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
[x] Yes   [  ] No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  6,000,000 shares of Common Stock, $.001 par value, as of December 11, 2009

HOMELAND RESOURCES LTD.
(An Exploration Stage Company)

		Page
PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Balance Sheets October 31, 2009 (unaudited) and July 31, 2009	3

	Statements of Operations (unaudited) Three Months Ended October 31, 2009 and 2008 and Cumulative Amounts from July 8, 2003 (Inception) to October 31, 2009	4

	Statement of Stockholders’ Equity (Deficit) (unaudited) Cumulative Amounts from July 3, 2003 (Inception) to October 31, 2009	5

	Statements of Cash Flows (unaudited) Three Months Ended October 31, 2009 and 2008 and Cumulative Amounts from July 8, 2003 (Inception) to October 31, 2009	6

	Notes to Financial Statements (unaudited)	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	9

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	10

Item 4.	Controls and Procedures	10

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	11

Item 1A.	Risk Factors	11

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	11

Item 3.	Defaults Upon Senior Securities	11

Item 4.	Submission of Matters to a Vote of Security Holders	11

Item 5.	Other Information	11

Item 6.	Exhibit Index	11

Signatures		12

HOMELAND RESOURCES LTD.
(An Exploration Stage Company)
BALANCE SHEETS

	October 31, 2009	July 31, 2009

ASSETS

Current assets
Cash and cash equivalents	$-	$89

Total Current Assets	-	89

Mineral property (Note 3)	1	1

Total assets	$1	$90

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Bank overdraft	$6	$-
Accounts payable and accrued liabilities	65,290	$55,543

Total Current Liabilities	65,296	55,543

Total liabilities	65,296	55,543

Stockholders’ deficit
Common stock - $0.0001 par value; authorized – 750,000,000 shares
Issued and outstanding – 60,000,000 shares	6,000	6,000
Paid in capital	24,000	24,000
Deficit accumulated during the development stage	(95,295)	(85,453)

Total stockholders’ deficit	(65,295)	(55,453)

Total liabilities and stockholders’ deficit	$1	$90

The accompanying notes are an integral part of these financial statements.

HOMELAND RESOURCES LTD.
(An Exploration Stage Company)
STATEMENTS OF OPERATIONS

	Three Months Ended October 31, 2009	Three Months Ended October 31, 2008	Cumulative Amounts From Inception on July 8, 2003 To October 31, 2009

REVENUES	$-	$-	$387

EXPENSES
Accounting and audit	5,577	3,510	29,498
General and Administrative	125	63	14,667
Legal	2,165	3,048	35,406
Registration and filing	750	-	5,285
Transfer agent	225	325	2,780
Mineral exploration costs	1,000	806	5,531
Impairment on mineral property (Note 3)	-	-	875
Oil and gas property operating costs	-	-	1,310
Loss on disposal of oil and gas	-	-	330

	(9,842)	(7,752)	(95,682)

Provision for Income Taxes	-	-	-

Net loss	$(9,842)	$(7,752)	$(95,295)

Net Loss Per Common Share
Basic and Diluted	$(0.001)	$(0.001)	$(0.002)

Weighted average number of common shares outstanding
Basic and Diluted	60,000,000	60,000,000	53,248,750

The accompanying notes are an integral part of these financial statements.

HOMELAND RESOURCES LTD.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Common Stock			Deficit Accumulated
	Number of Shares	Amount	Paid in Capital	During the Development Stage

Balance, July 8, 2003	-	$-	$-	$-
(Date of incorporation)

Loss for the period	-	-	-	-

Balance, July 31, 2003	-	-	-	-

Issuance of common stock for cash at $0.005 per share:
August 2003	30,000,000	3,000	12,000	15,000

Net (loss) for the year	-	-	-	(1,731)

Balance, July 31, 2004	30,000,000	3,000	12,000	13,269

Issuance of common stock for cash at $0.005 per share:
August 2004	20,650,000	2,065	8,260	10,325
May 2005	9,350,000	935	3,740	4,675

Net (loss) for the year	-	-	-	(7,890)

Balance, July 31, 2005	60,000,000	6,000	24,000	20,379

Net (loss) for the year	-	-	-	(2,846)

Balance, July 31, 2006	60,000,000	6,000	24,000	17,533

Net (loss) for the year	-	-	-	(21,884)

Balance, July 31, 2007	60,000,000	6,000	24,000	(4,351)

Net (loss) for the year	-	-	-	(29,576)

Balance, July 31, 2008	60,000,000	6,000	24,000	(33,927)

Net (loss) for the year	-	-	-	(21,526)

Balance, July 31, 2009	60,000,000	6,000	24,000	(55,453)

Net (loss) for the period	-	-	-	(9,842)

Balance, October 31, 2009	60,000,000	$6,000	$24,000	$(65,295)
The accompanying notes are an integral part of these financial statements.

HOMELAND RESOURCES LTD.
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS

	Three Months Ended October 31, 2009	Three Months Ended October 31, 2008	Cumulative Amounts From Inception on July 8, 2003 To October 31, 2009

OPERATING ACTIVITIES
Net loss	$(9,842)	$(29,576)	$(84,453)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment on mineral property	-	-	875
Loss on disposal of interest in oil and gas property	-	-	330

Change in non-cash working capital items:
Decrease in prepaids	-	-	-
Increase in bank overdraft, accounts payable and accrued liabilities	9,753	29,454	55,543

Net cash used in operating activities	(89)	(122)	(28,705)

INVESTING ACTIVITIES
Purchase of interest in oil and gas property	-	-	(3,830)
Disposal of interest in oil and gas property	-	-	3,500
Purchase of undeveloped mineral property	-	-	(876)

Net cash used in investing activities	-	-	(1,206)

FINANCING ACTIVITIES
Sale of common stock	-	-	30,000

Net cash provided by financing activities	-	-	30,000

Net increase (decrease) in cash	(89)	(122)	89

Cash, beginning of periods	89	175	-

Cash, end of periods	$-	$53	$89

The accompanying notes are an integral part of these financial statements.

HOMELAND RESOURCES LTD.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
OCTOBER 31, 2009

NOTE 1 – ORGANIZATION

Homeland Resources Ltd. (the Company) was incorporated under the laws of the State of Nevada on July 8, 2003 and is considered a development stage company and a mining company in the exploration stage. The Company’s principal activities since inception have been the acquisition of a mineral property in the State of New Mexico.

The accompanying unaudited interim financial statements included herein were prepared from the records of the Company in accordance with Generally Accepted Accounting Principles in the United States. In the opinion of management, the interim data includes all adjustments, consisting of normal recurring adjustments, necessary to provide a fair statement of the results of operations and financial position for the interim periods. These unaudited interim financial statements should be read in conjunction with the Company’s audited financial statements for the year ended July 31, 2009.

The results of operations for the three months ended October 31, 2009 are not necessarily indicative of the results that may be expected for the year ending July 31, 2010.

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared on the basis of accounting principles applicable to a going concern, which contemplates the realization of assets and extinguishment of liabilities in the normal course of business. As shown in the accompanying balance sheet the Company has accumulated a deficit of $95,295 through October 31, 2009, current liabilities exceeded current assets by $65,296. As of October 31, 2009, the Company has not commenced principal operations. These factors among others may indicate that the Company may be unable to continue in existence. The Company's financial statements do not include any adjustments related to the realization of the carrying value of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence. The Company's ability to establish itself as a going concern is dependent upon its ability to obtain additional financing, in order to commence exploration activities on its mining property and ultimately, to achieve profitable operations. Management believes that they can be successful in obtaining equity financing which will enable the Company to continue in existence and establish itself as a going concern.

NOTE 3 -UNDEVELOPED MINERAL PROPERTY

During the year ended July 31, 2004, the Company acquired six unpatented lode mining claims. The Company must incur annual assessment work of $100 for each claim or pay an annual maintenance fee of $140 per claim. These claims are located in western Luna County, New Mexico and are collectively known as the Home Ranch Prospect.

No exploration efforts have been conducted on the Company’s mineral property and, accordingly, the ultimate recovery of the Company’s investment in mineral property is dependent upon the discovery of commercially profitable ore reserves through future exploration efforts and the subsequent development or sale of such reserves.

Due to the Company’s lack of working capital, it’s ability to explore for minerals on these claims has became economically non-feasible. Therefore, any future cash flows from these claims are uncertain as to amount and timing.  The Company recorded an impairment loss of $875 during the year ended July 31, 2009 to write-down the property to a nominal value of $1.

HOMELAND RESOURCES LTD.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
OCTOBER 31, 2009

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

NOTE 5 – SUBSEQUENT EVENTS

There are no subsequent events to report as at December 9, 2009.

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

Results of Operations

Three months ended October 31, 2009 compared to the three months ended October 31, 2008.

We had no revenues during the three months ended October 31, 2009 or 2008.  During the three months ended October 31, 2009, we incurred expenses of $9,842, compared with $7,752 during the three months ended October 31, 2008, an increase of $2,090.  The increase in our expenses was attributable primarily to an increase in accounting and audit fees.

Liquidity and Capital Resources

As of October 31, 2009, we had no cash, compared to cash of $89 as of July 31, 2009.  Our working capital deficit at October 31, 2009 was $65,296, compared to $55,543 as of July 31, 2009.  The increase in our working capital deficit was due primarily to the increase in our expenses associated with our ongoing filing obligations with the Securities and Exchange Commission.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of October 31, 2009.

Going Concern

In its report prepared in connection with our 2009 financial statements, our independent registered public accounting firm included an explanatory paragraph stating that, because we had an accumulated deficit of $85,453 and a working capital deficit of $55,454 at July 31, 2009, there was substantial doubt about our ability to continue as a going concern.  At October 31, 2009, our accumulated deficit was $95,295 and our working capital deficit was $65,296.  Our continued existence will depend in large part upon our ability to raise sufficient capital through debt and equity offerings.  Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Summary of Significant Accounting Policies

Mineral Property.  Our mineral property consists of leases on unpatented lode mining claims located in New Mexico. Mineral exploration costs are expensed as incurred. When it has been determined that a mineral property can be economically developed, the costs incurred to develop such property, including costs to further delineate the ore body and remove overburden to initially expose the ore body, are capitalized.  Such costs and estimated future development costs are amortized using a unit-of-production basis over the estimated life of the ore body. Ongoing development expenditures to maintain production are charged to operations as incurred.

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

Item 4.      Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures, as defined in Rule 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), are our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Act is accumulated and communicated to our sole officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Rule 15d-15 under the Exchange Act, requires us to carry out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of October 31, 2009, being the date of our most recently completed fiscal quarter end.  This evaluation was implemented under the supervision and with the participation of our sole officer, Armando Garcia.  Based on this evaluation, Mr. Garcia concluded that the design and operation of our disclosure controls and procedures are not effective since the following material weaknesses exist:

•
We rely on external consultants for the preparation of our financial statements and reports.  As a result, our sole officer may not be able to identify errors and irregularities in the financial statements and reports.

•	We have a sole officer who is also the sole director. Therefore, there is an inherent lack of segregation of duties and a limited independent governing board.

•	We rely on an external consultant for administration functions, some of which do not have standard procedures in place for formal review by our sole officer

 Changes in Internal Controls Over Financial Reporting

In connection with the evaluation of our internal controls during our last fiscal quarter, our sole officer has concluded that there were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended October 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

HOMELAND RESOURCES LTD.

Date: December 11, 2009	By:	/s/ Armando Garcia
Armando Garcia
President, Secretary, Treasurer
(principal executive and financial officer)