Form 10-Q
period 2010-01-31
HOMELAND RESOURCES LTD.
filed 2010-03-16
CIK 1409624

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
☒ Yes   ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
☐ Yes   ☐ No (Not Required)

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
☒ Yes   ☐ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  60,000,000 shares of Common Stock, $.001 par value, as of March 15, 2010

HOMELAND RESOURCES LTD.
(An Exploration Stage Company)

		Page
PART I.	UNAUDITED FINANCIAL INFORMATION

Item 1.	Interim Financial Statements	3

	Balance Sheets January 31, 2010 (unaudited) and July 31, 2009	4

	Statements of Operations (unaudited) Three and Six Months Ended January 31, 2010 and 2009 and Cumulative Amounts from July 8, 2003 (Inception) to January 31, 2010	5

	Statement of Stockholders’ Equity (Deficit) (unaudited) Cumulative Amounts from July 8, 2003 (Inception) to January 31, 2010	6

	Statements of Cash Flows (unaudited) Six Months Ended January 31, 2010 and 2009 and Cumulative Amounts from July 8, 2003 (Inception) to January 31, 2010	7

	Notes to Financial Statements (unaudited)	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	11

Item 4.	Controls and Procedures	11

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	12

Item 1A.	Risk Factors	12

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	12

Item 3.	Defaults Upon Senior Securities	12

Item 4.	Removed and Reserved	12

Item 5.	Other Information	12

Item 6.	Exhibit Index	12

Signatures		13

Part I.	UNAUDITED FINANCIAL INFORMATION

Item 1.	Interim Financial Statements

HOMELAND RESOURCES LTD.
(An Exploration Stage Company)
BALANCE SHEETS

	January 31, 2010 (Unaudited)	July 31, 2009

ASSETS

Current assets
Cash and cash equivalents	$6	$89

Total Current Assets	6	89

Mineral property (Note 3)	1	1

Total assets	$7	$90

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts payable and accrued liabilities	$80,048	$55,543

Total Current Liabilities	80,048	55,543

Total liabilities	80,048	55,543

Stockholders’ deficit
Common stock - $0.0001 par value; authorized – 750,000,000 shares Issued and outstanding – 60,000,000 shares	6,000	6,000
Paid in capital	24,000	24,000
Deficit accumulated during the development stage	(110,041)	(85,453)

Total stockholders’ deficit	(80,041)	(55,453)

Total liabilities and stockholders’ deficit	$7	$90

The accompanying notes are an integral part of these financial statements.

HOMELAND RESOURCES LTD.
(An Exploration Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended January 31, 2010	Three Months Ended January 31, 2009	Six Months Ended January 31, 2010	Six Months Ended January 31, 2009	Cumulative Amounts From Inception on July 8, 2003 To January 31, 2010

REVENUES	$-	$-	$-	$-	$387

EXPENSES
Accounting and audit	2,798	1,904	8,375	5,414	32,296
General and Administrative	7,619	52	7,744	115	22,286
Legal	4,104	2,655	6,269	5,703	39,510
Registration and filing	-	329	750	650	5,285
Transfer agent	225	145	450	145	3,005
Mineral exploration costs	-	-	1,000	806	5,531
Impairment on mineral property (Note 3)	-	-	-	-	875
Oil and gas property operating costs	-	-	-	-	1,310
Loss on disposal of oil and gas	-	-	-	-	330

	(14,746)	(5,085)	(24,588)	(12,833)	(110,428)

Provision for Income Taxes	-	-	-	-	-

Net loss	$(14,746)	$(5,085)	$(24,588)	$(12,833)	$(110,041)

Net Loss Per Common Share
Basic and Diluted	$(0.001)	$(0.001)	$(0.001)	$(0.001)	$(0.002)

Weighted average number of common shares outstanding
Basic and Diluted	60,000,000	60,000,000	60,000,000	60,000,000

The accompanying notes are an integral part of these financial statements.

HOMELAND RESOURCES LTD.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
(Unaudited)

	Common Stock			Deficit Accumulated
	Number of Shares	Amount	Paid in Capital	During the Development Stage

Balance, July 8, 2003	-	$-	$-	$-
(Date of incorporation)

Loss for the period	-	-	-	-

Balance, July 31, 2003	-	-	-	-

Issuance of common stock for cash at $0.005 per share:
August 2003	30,000,000	3,000	12,000	15,000

Net (loss) for the year	-	-	-	(1,731)

Balance, July 31, 2004	30,000,000	3,000	12,000	13,269

Issuance of common stock for cash at $0.005 per share:
August 2004	20,650,000	2,065	8,260	10,325
May 2005	9,350,000	935	3,740	4,675

Net (loss) for the year	-	-	-	(7,890)

Balance, July 31, 2005	60,000,000	6,000	24,000	20,379

Net (loss) for the year	-	-	-	(2,846)

Balance, July 31, 2006	60,000,000	6,000	24,000	17,533

Net (loss) for the year	-	-	-	(21,884)

Balance, July 31, 2007	60,000,000	6,000	24,000	(4,351)

Net (loss) for the year	-	-	-	(29,576)

Balance, July 31, 2008	60,000,000	6,000	24,000	(33,927)

Net (loss) for the year	-	-	-	(21,526)

Balance, July 31, 2009	60,000,000	6,000	24,000	(55,453)

Net (loss) for the period	-	-	-	(24,588)

Balance, January 31, 2010	60,000,000	$6,000	$24,000	$(80,041)
 The accompanying notes are an integral part of these financial statements.

HOMELAND RESOURCES LTD.
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended January 31, 2010	Six Months Ended January 31, 2009	Cumulative Amounts From Inception on July 8, 2003 To January 31, 2010

OPERATING ACTIVITIES
Net loss	$(24,588)	$(12,833)	$(110,041)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment on mineral property	-	-	875
Loss on disposal of interest in oil and gas property	-	-	330

Change in non-cash working capital items:
Decrease in prepaids	-	-	-
Increase in accounts payable and accrued liabilities	24,505	12,799	80,048

Net cash used in operating activities	(83)	(34)	(28,788)

INVESTING ACTIVITIES
Purchase of interest in oil and gas property	-	-	(3,830)
Disposal of interest in oil and gas property	-	-	3,500
Purchase of undeveloped mineral property	-	-	(876)

Net cash used in investing activities	-	-	(1,206)

FINANCING ACTIVITIES
Sale of common stock	-	-	30,000

Net cash provided by financing activities	-	-	30,000

Net increase (decrease) in cash	(83)	(34)	6

Cash, beginning of periods	89	53	-

Cash, end of periods	$6	$19	$6

The accompanying notes are an integral part of these financial statements.

HOMELAND RESOURCES LTD.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
JANUARY 31, 2010
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

The results of operations for the six months ended January 31, 2010 are not necessarily indicative of the results that may be expected for the year ending July 31, 2010.

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared on the basis of accounting principles applicable to a going concern, which contemplates the realization of assets and extinguishment of liabilities in the normal course of business. As shown in the accompanying balance sheet the Company has accumulated a deficit of $110,041 through January 31, 2010, current liabilities exceeded current assets by $80,042. As of January 31, 2010, the Company has not commenced principal operations. These factors among others may indicate that the Company may be unable to continue in existence. The Company's financial statements do not include any adjustments related to the realization of the carrying value of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence. The Company's ability to establish itself as a going concern is dependent upon its ability to obtain additional financing, in order to commence exploration activities on its mining property and ultimately, to achieve profitable operations. Management believes that they can be successful in obtaining equity financing which will enable the Company to continue in existence and establish itself as a going concern.

NOTE 3 - UNDEVELOPED MINERAL PROPERTY

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

HOMELAND RESOURCES LTD.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
JANUARY 31, 2010
(Unaudited)

NOTE 4 – OIL AND GAS PROPERTY

State Red House #4 Project

The Company had a 10% working interest in the Vector Exploration Corporation State Red House #4 Project for a total buy-in cost of $833 plus dry hole costs in Noble County, Oklahoma. The Company’s working interest included leasehold interest, well bores, geological expenses, brokerage costs and overhead. During the year ended July 31, 2005, it sold its interest for $3,500 resulting in a $330 loss on the disposition which is recognized on the statements of operation.

NOTE 5 – SUBSEQUENT EVENTS

Subsequent to January 31, 2010, the Company:

i)	Amended and replaced Article I, Section 10 of its bylaws.

ii)	Decreased the number of authorized common stock to 500,000,000 shares with a par value of $0.0001 per share.

iii)
Increased the number of authorized preferred stock to 250,000,000 shares with a par value of $0.0001 per share. Of this amount, 10,000,000 shares of preferred stock will be designated as Series A Preferred Stock, with a par value of $0.0001 per share.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

We are an exploration stage company engaged in the acquisition and exploration of mineral properties.  We own six mineral claims, the HR#1 through HR#6 Claims (the “HR Claims”), which collectively comprise the Home Ranch Prospect described below.  Further exploration of our mineral claims is required before a final evaluation as to the economic and legal feasibility of any of our mineral claims can be completed.  We cannot assure you that a commercially viable mineral deposit exists on our mineral claims.  Our plan of operations is to carry out exploration work on our mineral claims in order to ascertain whether our claims possess commercially exploitable quantities of gold, silver, copper and/or molybdenum.  We cannot provide assurance to investors that our mineral claims contain a commercially exploitable mineral deposit, or reserve, until appropriate exploratory work is done and an economic evaluation based on such work concludes economic feasibility.

In March 2004, we acquired a 100% interest in leases on the HR Claims, which are unpatented lode mining claims on federal minerals administered by the Bureau of Land Management, located in the Home Ranch Prospect, Luna County, New Mexico.  We obtained the HR Claims for filing fees of $666 plus staking expenses of $550.  The Home Ranch Prospect consists of the HR#1 through HR#6 mineral claims.  Unpatented claims are mining claims for which the holder has no patent, or document that conveys title.  A lode is a mineral deposit in consolidated rock as opposed to a placer deposit, which is a deposit of sand or gravel that contains particles of gold, ilmenite, gemstones, or other heavy minerals of value.

Results of Operations

Three months ended January 31, 2010 compared to the three months ended January 31, 2009.

We had no revenues during the three months ended January 31, 2010 or 2009.  During the three months ended January 31, 2010, we incurred expenses of $14,746, compared with $5,085 during the three months ended January 31, 2009, an increase of $9,661.  The increase in our expenses was attributable primarily to an increase in our general and administrative expenses.

Six Months ended January 31, 2010 compared to January 31, 2009

We had no revenues during the six months ended January 31, 2010 or 2009.  During the six months ended January 31, 2009, we incurred expenses of $24,588, compared with $12,833 during the six months ended January 31, 2009, an increase of $11,755.

Liquidity and Capital Resources

As of January 31, 2010, we had cash of $6, compared to cash of $89 as of July 31, 2009.  Our working capital deficit at January 31, 2010 was $80,042, compared to $55,454 as of July 31, 2009.  The increase in our working capital deficit was due primarily to the increase in our expenses associated with our ongoing filing obligations with the Securities and Exchange Commission.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of January 31, 2010.

Going Concern

In its report prepared in connection with our 2009 financial statements, our independent registered public accounting firm included an explanatory paragraph stating that, because we had an accumulated deficit of $85,453 and a working capital deficit of $55,454 at July 31, 2009, there was substantial doubt about our ability to continue as a going concern.  At January 31, 2010, our accumulated deficit was $110,041 and our working capital deficit was $80,042.  Our continued existence will depend in large part upon our ability to raise sufficient capital through debt and equity offerings.  Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures, as defined in Rule 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), are our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Act is accumulated and communicated to our sole officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Rule 15d-15 under the Exchange Act, requires us to carry out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of January 31, 2010, being the date of our most recently completed fiscal quarter end.  This evaluation was implemented under the supervision and with the participation of our sole officer, Armando Garcia.  Based on this evaluation, Mr. Garcia concluded that the design and operation of our disclosure controls and procedures are not effective since the following material weaknesses exist:

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

 Changes in Internal Controls Over Financial Reporting

In connection with the evaluation of our internal controls during our last fiscal quarter, our sole officer has concluded that there were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended January 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

Not required for smaller reporting companies.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Removed and Reserved

Not applicable.

Item 5.	Other Information

Not applicable

Item 6.	Exhibits

Regulation S-K Number	Exhibit
3.1	Articles of Incorporation (1)
3.2	Amendment to Articles of Incorporation (1)
3.3	Bylaws (1)
3.4	Certificate of Amendment to Articles of Incorporation (2)
3.5	Amended and Restated Bylaws (2)
4.1	Certificate of Designation of Rights, Preferences, and Privileges For Series A Preferred Stock (2)
10.1	Notice of Mining Claims HR #1-6, recorded by Luna County, New Mexico, on March 24, 2004 (1)
10.2	Confirmation of Agreement with Leroy Halterman dated August 1, 2007 (1)
10.3	Loan Commitment Letter from Wellington Financial Corporation dated August 1, 2007 (1)
10.4	Notice of Intent to Hold the HR #1-6 Lode Mining Claims, filed with the Bureau of Land Management on August 15, 2007 (1)
10.5	Notice of Intent to Hold the HR #1-6 Lode Mining Claims recorded by Luna County, New Mexico, on August 17, 2007 (1)
31.1	Rule 15d-14(a) Certification of Armando Garcia
32.1	Certification of Armando Garcia Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the exhibits to the registrant’s registration statement on Form SB-1 filed November 19, 2007, file number 333-147501.

(2)	Incorporated by reference to the exhibits to the registrant’s current report on Form 8-K filed February 8, 2010, file number 333-147501.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOMELAND RESOURCES LTD.
(Registrant)

Date:	March 16, 2010	By:	/s/ Armando Garcia
Armando Garcia,
President, Secretary, Treasurer
(principal executive and financial officer)