Form 10-Q
period 2010-04-30
HOMELAND RESOURCES LTD.
filed 2010-06-14
CIK 1409624

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2010

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
[  ] Yes                      [  ] No (Not Required)

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
[  ] Yes   [ x ] No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  60,000,000 shares of Common Stock, $.001 par value, as of June 14, 2010

HOMELAND RESOURCES LTD.
(A Development Stage Company)

Part I.     UNAUDITED FINANCIAL INFORMATION

Item 1.        Interim Financial Statements

HOMELAND RESOURCES LTD.
(A Development Stage Company)
BALANCE SHEETS

	April 30, 2010	July 31, 2009
	(Unaudited)
ASSETS

Current assets
Cash and cash equivalents	$3,183	$89

Total Current Assets	3,183	89

Mineral property (Note 3)	1	1
Oil and gas properties - unproved using full cost accounting (Note 5)	85,413	-

Total assets	$88,597	$90

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts payable and accrued liabilities	$122,892	$55,543
Loan payable (Note 6)	55,000	-

Total Current Liabilities	177,892	55,543

Total liabilities	177,892	55,543

Stockholders’ deficit
Preferred stock - $0.0001 par value; authorized – 250,000,000 shares
Issued and outstanding - nil	-	-
Common stock - $0.0001 par value; authorized – 500,000,000 shares
Issued and outstanding – 60,000,000 shares	6,000	6,000
Paid in capital	24,000	24,000
Deficit accumulated during the development stage	(119,295)	(85,453)

Total stockholders’ deficit	(89,295)	(55,453)

Total liabilities and stockholders’ deficit	$88,597	$90

The accompanying notes are an integral part of these unaudited condensed interim financial statements.

HOMELAND RESOURCES LTD.
(A Development Stage Company)
UNAUDITED STATEMENTS OF OPERATIONS

	Three Months Ended April 30, 2010	Three Months Ended April 30, 2009	Nine Months Ended April 30, 2010	Nine Months Ended April 30, 2009	Cumulative Amounts From Inception on July 8, 2003 To April 30, 2010

REVENUES	$-	$-	$-	$-	$387

EXPENSES
General and Administrative	9,254	1,360	32,842	13,387	111,636
Mineral exploration costs	-	-	1,000	806	5,531
Impairment on mineral property (Note 3)	-	-	-	-	875
Oil and gas property operating costs	-	-	-	-	1,310
Loss on disposal of oil and gas	-	-	-	-	330

	(9,254)	(1,360)	(33,842)	(14,193)	(119,682)

Provision for Income Taxes	-	-	-	-	-

Net loss	$(9,254)	$(1,360)	$(33,842)	$(14,193)	$(119,295)

Net Loss Per Common Share
Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding
Basic and Diluted	60,000,000	60,000,000	60,000,000	60,000,000

The accompanying notes are an integral part of these unaudited condensed interim financial statements.

HOMELAND RESOURCES LTD.
(A Development Stage Company)
UNAUDITED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Common Stock
	Number of Shares	Amount	Paid in Capital	Deficit Accumulated During the Development Stage

Balance, July 8, 2003	-	$-	$-	$-
(Date of incorporation)

Loss for the period	-	-	-	-

Balance, July 31, 2003	-	-	-	-

Issuance of common stock for cash at $0.005 per share:
August 2003	30,000,000	3,000	12,000	15,000

Net (loss) for the year	-	-	-	(1,731)

Balance, July 31, 2004	30,000,000	3,000	12,000	13,269

Issuance of common stock for cash at $0.005 per share:
August 2004	20,650,000	2,065	8,260	10,325
May 2005	9,350,000	935	3,740	4,675

Net (loss) for the year	-	-	-	(7,890)

Balance, July 31, 2005	60,000,000	6,000	24,000	20,379

Net (loss) for the year	-	-	-	(2,846)

Balance, July 31, 2006	60,000,000	6,000	24,000	17,533

Net (loss) for the year	-	-	-	(21,884)

Balance, July 31, 2007	60,000,000	6,000	24,000	(4,351)

Net (loss) for the year	-	-	-	(29,576)

Balance, July 31, 2008	60,000,000	6,000	24,000	(33,927)

Net (loss) for the year	-	-	-	(21,526)

Balance, July 31, 2009	60,000,000	6,000	24,000	(55,453)

Net (loss) for the period	-	-	-	(33,842)

Balance, April 30, 2010	60,000,000	$6,000	$24,000	$(89,295)

The accompanying notes are an integral part of these unaudited condensed interim financial statements.

HOMELAND RESOURCES LTD.
(A Development Stage Company)
UNAUDITED STATEMENTS OF CASH FLOWS

	Nine Months Ended April 30, 2010	Nine Months Ended April 30, 2009	Cumulative Amounts From Inception on July 8, 2003 To April 30, 2010

OPERATING ACTIVITIES
Net loss	$(33,842)	$(14,193)	$(119,295)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment on mineral property	-	-	875
Loss on disposal of interest in oil and gas property	-	-	330

Change in non-cash working capital items:

Increase in accounts payable and accrued liabilities	28,186	14,246	83,729

Net cash (used) in provided by operating activities	(5,656)	53	(34,361)

INVESTING ACTIVITIES
Purchase of interests in oil and gas properties	(46,250)	-	(50,080)
Disposal of interest in oil and gas property	-	-	3,500
Purchase of undeveloped mineral property	-	-	(876)

Net cash used in investing activities	(46,250)	-	(47,456)

FINANCING ACTIVITIES
Loan payable	55,000	-	55,000
Sale of common stock	-	-	30,000

Net cash provided by financing activities	55,000	-	85,000

Net increase in cash	3,094	53	3,183

Cash, beginning of periods	89	53	-

Cash, end of periods	$3,183	$106	$3,183

The accompanying notes are an integral part of these unaudited condensed interim financial statements.

HOMELAND RESOURCES LTD.
(A Development Stage Company)
NOTES TO UNAUDITED CONDENSED INTERIM FINANCIAL STATEMENTS
APRIL 30, 2010

NOTE 1 – ORGANIZATION

Homeland Resources Ltd. (the Company) was incorporated under the laws of the State of Nevada on July 8, 2003 and is considered a development stage company. The Company’s principal activities since inception had historically been the acquisition of a mineral property in the State of New Mexico.  In March and April 2010, the Company acquired working interests in a seismic exploration program as well as a drilling program in an oil and gas property in Oklahoma (Note 5).

The accompanying unaudited condensed interim financial statements included herein were prepared from the records of the Company in accordance with Generally Accepted Accounting Principles in the United States.  In the opinion of management, the interim data includes all adjustments, consisting of normal recurring adjustments, necessary to provide a fair statement of the results of operations and financial position for the interim periods.  These unaudited interim financial statements should be read in conjunction with the Company’s audited financial statements for the year ended July 31, 2009.

The results of operations for the nine months ended April 30, 2010 are not necessarily indicative of the results that may be expected for the year ending July 31, 2010.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Development Stage

For all periods prior to April 30, 2010, the Company considered itself a development stage enterprise and a mining company in the exploration stage.  As of April 30, 2010, the Company has invested approximately $89,000 in oil and gas properties, and is participating in drilling and seismic programs.  As a result, we have determined that as of April 30, 2010, the Company is no longer considered a mining company in the exploration stage, but rather a development stage enterprise.

Oil and Gas Properties

The Company follows the full cost accounting method to account for oil and natural gas properties, whereby costs incurred in the acquisition, exploration and development of oil and gas reserves are capitalized.  Such costs include lease acquisition, geological and geophysical activities, rentals on non-producing leases, drilling, completing and equipping of oil and gas wells and administrative costs directly attributable to those activities and asset retirement costs.  Disposition of oil and gas properties are accounted for as a reduction of capitalized costs, with no gain or loss recognized unless such adjustment would significantly alter the relationship between capital costs and proved reserves of oil and gas, in which case the gain or loss is recognized to income.

The capitalized costs of oil and gas properties, excluding unevaluated and unproved properties, are amortized using the units-of-production method based on estimated proved recoverable oil and gas reserves. Amortization of unevaluated and unproved property costs begins when the properties become proved or their values become impaired.  Impairment of unevaluated and unproved prospects is assessed periodically based on a variety of factors, including management’s intention with regard to future exploration and development of individually significant properties and the ability of the Company to obtain funds to finance such exploration and development.

Under full cost accounting rules for each cost center, capitalized costs of evaluated oil and gas properties, including asset retirement costs, less accumulated amortization and related deferred income taxes, may not exceed an amount (the “cost ceiling”) equal to the sum of (a) the present value of future net cash flows from estimated production of proved oil and gas reserves, based on current economic and operating

HOMELAND RESOURCES LTD.
(A Development Stage Company)
NOTES TO UNAUDITED CONDENSED INTERIM FINANCIAL STATEMENTS
APRIL 30, 2010

NOTE 2 -SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont’d…)

Oil and Gas Properties (cont’d…)

conditions, discounted at 10%, plus (b) the cost of properties not being amortized, plus (c) the lower of cost or estimated fair value of any unproved properties included in the costs being amortized, less (d) any income tax effects related to differences between the book and tax basis of the properties involved.  If capitalized costs exceed this limit, the excess is charged to earnings.

Given the volatility of oil and gas prices, it is reasonably possible that the estimate of discounted future net cash flows from proved oil and gas reserves could change in the near term. If oil and gas prices decline in the future, even if only for a short period of time, it is possible that additional impairments of oil and gas properties could occur.  In addition, it is reasonably possible that additional impairments could occur if costs are incurred in excess of any increases in the present value of future net cash flows from proved oil and gas reserves, or if properties are sold for proceeds less than the discounted present value of the related proved oil and gas reserves.

Recently Issued Accounting Pronouncements

In January 2010, the FASB issued Accounting Standards Update (ASU) No. 2010-03 “Oil and Gas Reserve Estimation and Disclosures.”  The ASU aligns the current oil and gas reserve estimation and disclosure requirements of FASB Accounting Standards Codification Topic 932, Extractive Activities — Oil and Gas, with those in SEC Final Rule Release No. 33-8995, Modernization of Oil and Gas Reporting.  The ASU will be effective for reporting periods ending on or after December 31, 2009.  The adoption of ASC 810 did not have any impact on the Company’s financial statements.

In December 2008, the SEC issued revised reporting requirements for oil and natural gas reserves that a company holds. Included in the new rule entitled “Modernization of Oil and Gas Reporting Requirements”, are the following changes: 1) permitting use of new technologies to determine proved reserves, if those technologies have been demonstrated empirically to lead to reliable conclusions about reserve volumes; 2) enabling companies to additionally disclose their probable and possible reserves to investors, in addition to their proved reserves; 3) allowing previously excluded resources, such as oil sands, to be classified as oil and natural gas reserves rather than mining reserves; 4) requiring companies to report the independence and qualifications of a preparer or auditor, based on current Society of Petroleum Engineers criteria; 5) requiring the filing of reports for companies that rely on a third party to prepare reserve estimates or conduct a reserve audit; and 6) requiring companies to report oil and natural gas reserves using an average price based upon the prior 12-month period, rather than year-end prices. The new requirements are effective for registration statements filed on or after January 1, 2010, and for annual reports on Form 10K for fiscal years ending on or after December 31, 2009.  Early adoption is not permitted.  We are currently assessing the impact that adoption of this rule will have on the Company’s financial disclosures.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not, or are not believed by management to, have a material impact on the Company’s present or future financial statements.

HOMELAND RESOURCES LTD.
(A Development Stage Company)
NOTES TO UNAUDITED CONDENSED INTERIM FINANCIAL STATEMENTS
APRIL 30, 2010

NOTE 3 - GOING CONCERN

The accompanying unaudited condensed interim financial statements have been prepared on the basis of accounting principles applicable to a going concern, which contemplates the realization of assets and extinguishment of liabilities in the normal course of business.  As shown in the accompanying balance sheet, the Company has accumulated a deficit of $119,295 through April 30, 2010, and current liabilities exceeded current assets by $174,709.  As of April 30, 2010, the Company has not commenced principal operations.  These factors among others may indicate that the Company may be unable to continue in existence.

The Company's financial statements do not include any adjustments related to the realization of the carrying value of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.  The Company's ability to establish itself as a going concern is dependent upon its ability to obtain additional financing and ultimately, to achieve profitable operations.  Management believes that they can be successful in obtaining debt and/or equity financing which will enable the Company to continue in existence and establish itself as a going concern.

NOTE 4 -UNDEVELOPED MINERAL PROPERTY

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

NOTE 5 – OIL AND GAS PROPERTIES

State Red House #4 Project

The Company had a 10% working interest in the Vector Exploration Corporation State Red House #4 Project for a total buy-in cost of $833 plus dry hole costs in Nobel County, Oklahoma.  The Company’s working interest included leasehold interest, well bores, geological expenses, brokerage costs and overhead. During the year ended July 31, 2005, the Company sold its interest for $3,500 resulting in a $330 loss on the disposition which is recognized on the statements of operation.

HOMELAND RESOURCES LTD.
(A Development Stage Company)
NOTES TO UNAUDITED CONDENSED INTERIM FINANCIAL STATEMENTS
APRIL 30, 2010

NOTE 4 -OIL AND GAS PROPERTIES (cont’d…)

Washita Bend 3D Exploration Project

On April 20, 2010, the Company acquired a 5% working interest in the Washita Bend 3D Exploration Project (“Washita”) for a total buy-in cost of $46,250. The purchase agreement provides for the acquisition of approximately 135 square miles of 3D seismic data.  The Washita prospect area is located in Cleveland, Garvin, McCain and Pottawatomie Counties, Oklahoma. It is anticipated that data acquisition will begin in August 2010.  Analysis of data will be ongoing.  Drilling on the prospect may commence in late winter or early spring, 2011 pending results of the seismic analysis.  The Company recorded these amounts as unproved properties on the balance sheet as of April 30, 2010.  As a component of the purchase agreement, the Company has agreed to assume from the seller, a 10% carried working interest to casing point in the first eight wells drilled on this prospect area.

2010–1 Drilling Program

In April 2010, the Company acquired a 5% working interest in the 2010-1 Drilling Program located in Garvin County, Oklahoma for total buy-in costs of $39,163.  The Company recorded these amounts as unproved properties as of April 30, 2010.  Although not completely estimable as of April 30, 2010, the anticipated expenditures related to the Company’s share of the drilling program are anticipated to be approximately $215,000 for the remainder of fiscal 2010.

NOTE 6 – LOAN PAYABLE

On April 19, 2010, the Company signed a loan agreement with Radium Ventures Corp (“Radium”), an unrelated party, for $55,000 at an interest rate of 6.5% per annum for a period of two years.  The proceeds of the loan will be used for working capital in connection with its proposed exploration programs.  The loan is unsecured, payable on demand and can be repaid anytime.

NOTE 7 – CAPITAL STOCK

During the nine-month period ended April 30, 2010, the Company:

i)
Increased the number of authorized preferred stock to 250,000,000 shares with a par value of $0.0001 per share.  Of this amount, 10,000,000 shares of preferred stock will be designated as Series A Preferred Stock, with a par value of $0.0001 per share.

ii)	Decreased the number of authorized common stock to 500,000,000 shares with a par value of $0.0001 per share.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

The Company anticipates that the expenditures related to its working interest in the 2010-1 drilling program in Garvin County, Oklahoma may approximate $215,000 for the remainder of fiscal 2010.

HOMELAND RESOURCES LTD.
(A Development Stage Company)
NOTES TO UNAUDITED CONDENSED INTERIM FINANCIAL STATEMENTS
APRIL 30, 2010

NOTE 9 – SUBSEQUENT EVENTS

We have evaluated all activity of the Company and concluded that no subsequent events have occurred that would require recognition in the consolidated financial statements or disclosure in the notes to the consolidated financial statements, except as disclosed below.

i)
On May 11, 2010, the Company signed a loan agreement with Radium, for $50,000 at an interest rate of 6.5% per annum for a period of two years.  The proceeds of the loan will be used for working capital in connection with its proposed exploration programs.  The loan is unsecured, payable on demand and can be repaid anytime.

ii)
On May 15, 2010, the Company signed a loan commitment with Radium, to receive up to $1,000,000 by way of advances to December 31, 2011.  The advances will be subject to an interest rate of 7.5% per annum.  The Company will also issue to Radium 50,000 restricted common shares per $100,000 advanced.  All amounts advanced are payable within 36 months.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

We are a development stage company engaged in oil and gas exploration through participation in various exploration programs.  Our original business plan was to acquire minerals claims to determine whether there were commercially exploitable reserves of minerals on the property comprising such mineral claims.  In the year ended July 31, 2004, we acquired six mining claims in western Luna County, New Mexico collectively known as the Home Ranch Prospect.  However, due to our lack of working capital, our ability to explore for minerals on these claims has become economically non-feasible.  Therefore, we recorded an impairment loss of $875 during the year ended July 31, 2009 to write-down the property to a nominal value of $1.

For all periods prior to April 30, 2010, we considered ourselves a development stage enterprise and a mining company in the exploration stage.  As of April 30, 2010, we have invested approximately $85,000 in oil and gas properties, and are participating in drilling and seismic programs.  As a result, we have determined that as of April 30, 2010, we are no longer considered a mining company in the exploration stage, but rather a development stage enterprise.  We have negotiated with a lender to obtain the funds necessary to finance our buy in costs and anticipated future costs of participation.  As of April 30, 2010, we have working interests in two oil and gas projects, as further described below.

Oil and Gas Properties

State Red House #4 Project. We acquired a 10% working interest in the Vector Exploration Corporation State Red House #4 Project for a total buy-in cost of $833 plus dry hole costs in Nobel County, Oklahoma.  Our working interest included leasehold interest, well bores, geological expenses, brokerage costs and overhead.  During the year ended July 31, 2005, we sold our interest for $3,500 resulting in a $330 loss on the disposition which is recognized on the statements of operation.

Washita Bend 3D Exploration Project.   On April 20, 2010, we acquired a 5% working interest in the Washita Bend 3D Exploration Project for a total buy-in cost of $46,250.  The purchase agreement provides for the acquisition of approximately 135 square miles of 3D seismic data to identify drillable prospects in a study area comprising 119,680 acres in Oklahoma.  The Washita prospect area is located in Cleveland, Garvin, McCain and Pottawatomie Counties, Oklahoma.  We anticipate that data acquisition will begin in August 2010.  Analysis of data will be ongoing.  Drilling on the prospect may commence in late winter or early spring 2011, pending results of the seismic analysis.  As a component of the purchase agreement, we agreed to assume from the seller, a 10% carried working interest to casing point in the first eight wells drilled on this prospect area.  Our total funding commitment is expected to be $400,000 in addition to the buy in cost.

2010–1 Drilling Program.  In April 2010, we acquired a 5% working interest in the 2010-1 Drilling Program located in Garvin County, Oklahoma for total buy-in costs of $39,163.  The drilling program covers four prospects in Oklahoma.  Although not completely estimable as of April 30, 2010, the anticipated expenditures related to our share of the drilling program are anticipated to be approximately $215,000 for the remainder of fiscal 2010.

Mineral Properties

During the year ended July 31, 2004, we acquired six unpatented lode mining claims. We must incur annual assessment work of $100 for each claim or pay an annual maintenance fee of $140 per claim.  These claims are located in western Luna County, New Mexico and are collectively known as the Home Ranch Prospect.  No exploration efforts have been conducted on our mineral property and, accordingly, the ultimate recovery of our investment in mineral property is dependent upon the discovery of commercially profitable ore reserves through future exploration efforts and the subsequent development or sale of such reserves.

Due to our lack of working capital, our ability to explore for minerals on these claims has become economically non-feasible.  Therefore, any future cash flows from these claims are uncertain as to amount and timing.  We recorded an impairment loss of $875 during the year ended July 31, 2009 to write-down the property to a nominal value of $1.

Loans

On April 19, 2010, we borrowed $55,000 from Radium Ventures Corp. (“Radium”), an unrelated third party.  The loan is an unsecured demand obligation that accrues interest at 6.5% per annum.  The proceeds were used to fund the participation in the Washita project described above.

On May 11, 2010, we borrowed $50,000 from Radium.  The loan is an unsecured demand obligation that accrues interest at 6.5% per annum.  The proceeds were used to fund the participation in the 2010-1 Drilling program described above.

On May 15, 2010, we entered into a loan agreement with Radium, pursuant to which Radium has agreed to loan up to $1,000,000 through December 31, 2011, which date may be extended for an additional twelve months.  Amounts loaned under the agreement are to be repaid within 36 months and accrue interest at 7.5% per annum.  The loan is unsecured.  We also agreed to issue Radium 50,000 restricted shares of our common stock for every $100,000 borrowed under the agreement.  We, at our option, may borrow up to an additional $1,000,000 if we have exhausted the funds available under the agreement.  We have not yet drawn down any amounts under this loan agreement.

Results of Operations

Three months ended April 30, 2010 compared to the three months ended April 30, 2009.

We had no revenues during the three months ended April 30, 2010 or 2009.  During the three months ended April 30, 2010, we incurred expenses of $9,254, compared with $1,360 during the three months ended April 30, 2009, an increase of $7,894.  The increase in our expenses was attributable primarily to increase in our general and administrative expenses, in particular, our accounting and audit, legal and website expenses.

Nine Months ended April 30, 2010 compared to April 30, 2009

We had no revenues during the nine months ended April 30, 2010 or 2009.  During the nine months ended April 30, 2009, we incurred expenses of $33,842, compared with $14,193 during the nine months ended April 30, 2009, an increase of $19,649.  The increase in our expenses was attributable primarily to increase in our general and administrative expenses, in particular, our accounting and audit, legal, and website expenses.  Such expenses were incurred as we moved from nominal operations to operations as an oil and gas exploration company.

Liquidity and Capital Resources

As of April 30, 2010, we had cash of $3,183, compared to cash of $89 as of July 31, 2009.  Our working capital deficit at April 30, 2010 was $174,709, compared to $55,454 as of July 31, 2009.  The increase in our working capital deficit was due primarily to losses for the period and increase in our loan payable as we moved from nominal operations to operations as an oil and gas exploration company.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of April 30, 2010.

Going Concern

In its report prepared in connection with our 2009 financial statements, our independent registered public accounting firm included an explanatory paragraph stating that, because we had an accumulated deficit of $85,453 and a working capital deficit of $55,453 at July 31, 2009, there was substantial doubt about our ability to continue as a going concern.  At April 30, 2010, our accumulated deficit was $119,295 and our working capital deficit was $174,709.  Our continued existence will depend in large part upon our ability to raise sufficient capital through debt and equity offerings.  Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Summary of Significant Accounting Policies

Development Stage. For all periods prior to April 30, 2010, we considered ourselves a development stage enterprise and a mining company in the exploration stage.   As of April 30, 2010, we have invested approximately $85,000 in oil and gas properties, and are participating in drilling and seismic programs.  As a result, we have determined that as of April 30, 2010, the Company is no longer considered a mining company in the exploration stage, but rather a development stage enterprise.

Oil and Gas Properties.  We follow the full cost accounting method to account for oil and natural gas properties, whereby costs incurred in the acquisition, exploration and development of oil and gas reserves are capitalized. Such costs include lease acquisition, geological and geophysical activities, rentals on non-producing leases, drilling, completing and equipping of oil and gas wells and administrative costs directly attributable to those activities and asset retirement costs.  Disposition of oil and gas properties are accounted for as a reduction of capitalized costs, with no gain or loss recognized unless such adjustment would significantly alter the relationship between capital costs and proved reserves of oil and gas, in which case the gain or loss is recognized to income.

The capitalized costs of oil and gas properties, excluding unevaluated and unproved properties, are amortized using the units-of-production method based on estimated proved recoverable oil and gas reserves. Amortization of unevaluated and unproved property costs begins when the properties become proved or their values become impaired.  Impairment of unevaluated and unproved prospects is assessed periodically based on a variety of factors, including management’s intention with regard to future exploration and development of individually significant properties and the ability of the Company to obtain funds to finance such exploration and development.

Under full cost accounting rules for each cost center, capitalized costs of evaluated oil and gas properties, including asset retirement costs, less accumulated amortization and related deferred income taxes, may not exceed an amount (the “cost ceiling”) equal to the sum of (a) the present value of future net cash flows from estimated production of proved oil and gas reserves, based on current economic and operating conditions, discounted at 10%, plus (b) the cost of properties not being amortized, plus (c) the lower of cost or estimated fair value of any unproved properties included in the costs being amortized, less (d) any income tax effects related to differences between the book and tax basis of the properties involved. If capitalized costs exceed this limit, the excess is charged to earnings.

Given the volatility of oil and gas prices, it is reasonably possible that the estimate of discounted future net cash flows from proved oil and gas reserves could change in the near term. If oil and gas prices decline in the future, even if only for a short period of time, it is possible that additional impairments of oil and gas properties could occur. In addition, it is reasonably possible that additional impairments could occur if costs are incurred in excess of any increases in the present value of future net cash flows from proved oil and gas reserves, or if properties are sold for proceeds less than the discounted present value of the related proved oil and gas reserves.

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

Recently Issued Accounting Pronouncements.  In January 2010, the FASB issued Accounting Standards Update (ASU) No. 2010-03 “Oil and Gas Reserve Estimation and Disclosures.”  The ASU aligns the current oil and gas reserve estimation and disclosure requirements of FASB Accounting Standards Codification Topic

932, Extractive Activities — Oil and Gas, with those in SEC Final Rule Release No. 33-8995, Modernization of Oil and Gas Reporting.  The ASU will be effective for reporting periods ending on or after December 31, 2009.  The adoption of ASC 810 did not have any impact on the Company’s financial statements.

In December 2008, the SEC issued revised reporting requirements for oil and natural gas reserves that a company holds.  Included in the new rule entitled “Modernization of Oil and Gas Reporting Requirements”, are the following changes: 1) permitting use of new technologies to determine proved reserves, if those technologies have been demonstrated empirically to lead to reliable conclusions about reserve volumes; 2) enabling companies to additionally disclose their probable and possible reserves to investors, in addition to their proved reserves; 3) allowing previously excluded resources, such as oil sands, to be classified as oil and natural gas reserves rather than mining reserves; 4) requiring companies to report the independence and qualifications of a preparer or auditor, based on current Society of Petroleum Engineers criteria; 5) requiring the filing of reports for companies that rely on a third party to prepare reserve estimates or conduct a reserve audit; and 6) requiring companies to report oil and natural gas reserves using an average price based upon the prior 12-month period, rather than year-end prices. The new requirements are effective for registration statements filed on or after January 1, 2010, and for annual reports on Form 10K for fiscal years ending on or after December 31, 2009.  Early adoption is not permitted. We are currently assessing the impact that adoption of this rule will have on the Company’s financial disclosures.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not, or are not believed by management to, have a material impact on our present or future financial statements.

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

Item 4.      Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures, as defined in Rule 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), are our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Act is accumulated and communicated to our sole officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Rule 15d-15 under the Exchange Act, requires us to carry out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of April 30, 2010, being the date of our most recently completed fiscal quarter end.  This evaluation was implemented under the supervision and with the participation of our sole officer, Armando Garcia.  Based on this evaluation, Mr. Garcia concluded that the design and operation of our disclosure controls and procedures are not effective since the following material weaknesses exist:

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

 Changes in Internal Controls Over Financial Reporting

In connection with the evaluation of our internal controls during our last fiscal quarter, our sole officer has concluded that there were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended April 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.       Legal Proceedings

None.

Item 1A. Risk Factors

Not required for smaller reporting companies.

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.       Defaults Upon Senior Securities

None.

Item 4.       Removed and Reserved

Not applicable.

Item 5.       Other Information

Not applicable

Item 6.       Exhibits

Regulation S-K Number	Exhibit
3.1	Articles of Incorporation (1)
3.2	Amendment to Articles of Incorporation (1)
3.3	Bylaws (1)
3.4	Certificate of Amendment to Articles of Incorporation (2)
3.5	Amended and Restated Bylaws (2)
4.1	Certificate of Designation of Rights, Preferences, and Privileges For Series A Preferred Stock (2)
10.1	Notice of Mining Claims HR #1-6, recorded by Luna County, New Mexico, on March 24, 2004 (1)
10.2	Confirmation of Agreement with Leroy Halterman dated August 1, 2007 (1)
10.3	Loan Commitment Letter from Wellington Financial Corporation dated August 1, 2007 (1)

Regulation S-K Number	Exhibit
10.4	Notice of Intent to Hold the HR #1-6 Lode Mining Claims, filed with the Bureau of Land Management on August 15, 2007 (1)
10.5	Notice of Intent to Hold the HR #1-6 Lode Mining Claims recorded by Luna County, New Mexico, on August 17, 2007 (1)
10.6	Loan Commitment dated April 19, 2010 from Radium Ventures Corp. (3)
10.6	Loan Commitment dated May 11, 2010 from Radium Ventures Corp. (3)
10.6	Loan Agreement dated May 15, 2010 from Radium Ventures Corp. (3)
31.1	Rule 15d-14(a) Certification of Armando Garcia
32.1	Certification of Armando Garcia Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the exhibits to the registrant’s registration statement on Form SB-1 filed November 19, 2007, file number 333-147501.

(2)	Incorporated by reference to the exhibits to the registrant’s current report on Form 8-K filed February 8, 2010, file number 333-147501.

(3)	Incorporated by reference to the exhibits to the registrant’s current report on Form 8-K filed April 19, 2010, file number 333-147501.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOMELAND RESOURCES LTD.

Date: June 14, 2010	By:	/s/ Armando Garcia
Armando Garcia
President, Secretary, Treasurer
(principal executive and financial officer)