Form 10-K
period 2010-07-31
HOMELAND RESOURCES LTD.
filed 2010-10-29
CIK 1409624

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended July 31, 2010

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
Yes ☐   No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter:  [Not quoted until March 16, 2010]

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 60,050,000 on October 29, 2010

FORWARD-LOOKING STATEMENTS

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

HOMELAND RESOURCES LTD.

FORM 10-K
FOR THE FISCAL YEAR ENDED
JULY 31, 2010

PART I

ITEM 1.BUSINESS

History and Overview

Homeland Resources Ltd. (“we,” “us,” or “our”) was organized under the laws of the State of Nevada on July 8, 2003.  We are a development stage company engaged in oil and gas exploration through participation in various exploration programs.

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

For all periods prior to April 30, 2010, we considered ourselves a development stage enterprise and a mining company in the exploration stage.  In April 2010, we began to acquire working interests in a seismic exploration program as well as a drilling program in an oil and gas property in Oklahoma, as further described below.  As a result, we have determined that as of April 30, 2010, we are no longer considered a mining company in the exploration stage, but rather a development stage enterprise.

Our plan of operations is to continue to invest in oil and gas properties.  As noted above, we have suspended our efforts on the Home Ranch Prospect in order to focus on our oil and gas interests. We may revitalize these efforts again in the future.

On July 1, 2009, we effected a 10-for-1 forward stock split of our common stock.  The number of issued and outstanding shares of common stock increased from 6,000,000 to 60,000,000 and the number of authorized shares of common stock increased from 75,000,000 shares at a par value of $0.001 per share to 750,000,000 shares at a par value of $0.0001 per share.

On February 3, 2010, we amended our Articles of Incorporation to (i) decrease the number of authorized common stock to 500,000,000 shares with a par value of $0.0001 per share and (ii) increase the number of authorized preferred stock to 250,000,000 shares with a par value of $0.0001 per share, of which 10,000,000 shares of preferred stock were designated as Series A Preferred Stock, with a par value of $0.0001 per share.  On February 4, 2010, we established the Series A Preferred Stock with the rights, preferences and privileges set forth in the Certificate of Designation therefor filed with the Secretary of State of Nevada on February 4, 2010.

Competition

Oil and gas exploration, mineral exploration and acquisition of undeveloped properties are highly competitive and speculative businesses.  We compete with a number of other companies, including major mining and oil and gas companies and other independent operators that are more experienced and which have greater financial resources.  We do not hold a significant competitive position in either the mining industry or the oil and gas industry.

Compliance with Government Regulation

Oil and gas operations are subject to various levels of government controls and regulations in the United States.  Legislation affecting the oil and gas industry has been pervasive and is under constant review for amendment or expansion.  Pursuant to such legislation, numerous federal, state and local departments and agencies have issued extensive rules and regulations binding on the oil and gas industry and its individual members, some of which carry substantial penalties for failure to comply.  Such laws and regulations have a significant impact on oil and gas drilling, gas processing plants and production activities, increase the cost of doing business and, consequently, affect profitability.  Inasmuch as new legislation affecting the oil and gas industry is commonplace and existing laws and regulations are frequently amended or reinterpreted, we are unable to predict the future cost or impact of complying with such laws and regulations.  A breach or violation of such laws and regulations may result in the imposition of fines and penalties.

We will be required to conduct all mineral exploration activities in accordance with the rules and regulations of the BLM.  We will be required to obtain a permit prior to the initiation of the proposed exploration Phase II program.  To obtain a permit, we will have to submit a plan of operation as part of our permit application.  If our activities should advance to the point where we are engaging in significant intrusive mining operations, we could become subject to environmental regulations promulgated by federal, state, and local government agencies.  Environmental legislation provides for restrictions and prohibitions on spills, releases or emissions of various substances produced in association with certain mining industry operations, such as seepage from tailings disposal areas, which would result in environmental pollution.  A breach or violation of such legislation may result in the imposition of fines and penalties.

At present, we do not believe that compliance with environmental legislation and regulations will have a material effect on our operations or investments; however, any changes in environmental legislation or regulations or in our activities may cause compliance with such legislation and/or regulation to have a material impact on our operations or investments.  In addition, certain types of operations require the submission and approval of environmental impact assessments.  Environmental legislation is evolving in a manner that means stricter standards, and enforcement, fines and penalties for non-compliance are becoming more stringent.  Environmental assessments of proposed projects carry a heightened degree of responsibility for companies and directors, officers and employees.  The cost of compliance with changes in governmental regulations has a potential to reduce the profitability of operations and investments.  We intend to ensure that we comply fully with all environmental regulations relating to our operations.

Employees

We have no employees other than our sole officer and director, Armando Garcia, who as of the date of this report is serving without compensation.  We anticipate that we will be conducting most of our business through agreements with consultants and third parties.

ITEM 1A.RISK FACTORS

Not required for smaller reporting companies.

ITEM 1B.UNRESOLVED STAFF COMMENTS

Not required for smaller reporting companies.

ITEM 2.PROPERTIES

Oil and Gas Properties

Washita Bend 3D Exploration Project.   On April 20, 2010, we acquired a 5% working interest in the Washita Bend 3D Exploration Project for a total buy-in cost of $46,250.  The purchase agreement provides for the acquisition of approximately 135 square miles of 3D seismic data to identify drillable prospects in a study area comprising 119,680 acres in Oklahoma.  The Washita prospect area is located in Cleveland, Garvin, McCain and Pottawatomie Counties, Oklahoma.  As July 31, 2010, surface permitting was underway.  We anticipate that data acquisition will begin during fall 2010.  Analysis of data will be ongoing.  Drilling on the prospect may commence in late winter or early spring 2011, pending results of the seismic analysis.  As a component of the purchase agreement, we agreed to assume from the seller, a 10% carried working interest to casing point in the first eight wells drilled on this prospect area.  Our total funding expenditure related to this project was $203,109 as of July 31, 2010. Although not completely estimable as of July 31, 2010, we anticipate that additional expenditures related to this program may approximate $200,000 for the remainder of calendar 2010.

2010–1 Drilling Program.  In April 2010, we acquired a 5% working interest in the 2010-1 Drilling Program located in Garvin County, Oklahoma for total buy-in costs of $39,163.  The drilling program prospect area is located in Oklahoma.  As of July 31, 2010, the Miss Jenny #1-8 had been cased and completion was underway.  Drilling had commenced on the Jack #1-13, and two other sites were being made ready.  All amounts related to our oil and gas interests have been classified as unproved properties in accordance with the principals of the full cost method of accounting as of July 31, 2010.  Although not completely estimable as of July 31, 2010, we anticipate additional expenditures related to our share of the drilling program may approximate $215,000 for the remainder of calendar 2010.

Mineral Properties

During the year ended July 31, 2004, we acquired six unpatented lode mining claims.  These claims are located in western Luna County, New Mexico and are collectively known as the Home Ranch Prospect.  Under the General Mining Law of 1872, which governs our mining claims and leases, we, as the holder of the HR Claims, have the right to develop the minerals located in the land identified in the HR Claims.  We must incur annual assessment work of $100 for each claim or pay an annual maintenance fee of $140 per claim to hold the HR Claims.  The HR Claims can be held indefinitely with or without mineral production, subject to challenge if not developed.  Using land under an unpatented mining claim for anything but mineral and associated purposes violates the General Mining Law of 1872.

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

In 2010, we suspended activities on the Home Ranch Prospect indefinitely in order to focus on our oil and gas properties.  We have not conducted any operations or exploration activities on the Home Ranch Prospect since 2004.  To date, we have expended $6,543 in connection with the Home Ranch Prospect, including geological mapping, sampling and assaying.

ITEM 3.LEGAL PROCEEDINGS

There are no legal proceedings pending against us.  To the best of our knowledge, there are no legal proceedings threatened or contemplated against us.

ITEM 4.REMOVED AND RESERVED

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock was approved for quotation in the OTC Bulletin Board (“OTCBB”) under the symbol “HMLA” on May 15, 2008.  On September 7, 2010, we were no longer quoted on the OTCBB.  We continue to be quoted on the Pink OTC Market as an OTCQB security.  The following table sets forth the range of high and low bid quotations for each fiscal quarter for the last two completed fiscal years and have been adjusted to reflect the effects of forward stock splits.  These quotations reflect inter-dealer prices without retail mark-up, mark-down, or commissions and may not necessarily represent actual transactions.

Fiscal Quarter Ending	High Bid	Low Bid
October 31, 2008	$0.025	$0.025
January 31, 2009	$0.025	$0.025
April 30, 2009	$0.025	$0.010
July 31, 2009	$0.017	$0.010
October 31, 2009	--	--
January 31, 2010	--	--
April 30, 2010	$0.18	$0.07
July 31, 2010	$0.18	$0.09

On October 7, 2010, the last trading price for the common stock was $0.12.

Holders and Dividends

As of October 29, 2010, there were 41 record holders of our common stock.

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

Recent Sales of Unregistered Securities

On July 7, 2010, the Company issued 50,000 shares of common stock at $0.09 per share to Radium Ventures Corp. (“Radium”), pursuant to the terms of the loan agreement with Radium signed on May 15, 2010, which is further described in Item 7 below.  These shares were issued under the private offering exemption under Section 4(2) of the Securities Act of 1933, as Radium was deemed to be sophisticated with respect to the investment in the securities due to its financial condition and involvement in our business and had access to the kind of information which registration would disclose.

ITEM 6.	SELECTED FINANCIAL DATA

Not required for smaller reporting companies.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our original business plan was to proceed with the exploration of the Home Ranch Prospect to determine whether there were commercially exploitable reserves of minerals located on the property comprising such mineral claims.  In 2010, we determined that our ability to explore for minerals on these claims had become economically non-feasible and we therefore suspended our activities on the Home Ranch Prospect indefinitely in order to focus on our oil and gas interests.  We did not conduct any operations or exploration activities on the Home Ranch Prospect during the fiscal years ended July 31, 2010 or 2009.  At the time of this report, we do not know when or if we will proceed with the Home Ranch Prospect.

In April 2010, we acquired working interests in a seismic exploration program as well as a drilling program in an oil and gas property in Oklahoma, as further described above.  Our present plan of operation is to continue to invest in oil and gas properties.

The following discussion and analysis of our financial condition and plan of operation should be read in conjunction with our Financial Statements and related notes appearing elsewhere in this Form 10-K.

Results of Operations

We have earned only $387 in revenues since inception.  We anticipate that we will not earn revenues until such time as we have entered into commercial production of our mineral properties or realize revenues on our oil and gas properties.  We can provide no assurance that we will discover commercially exploitable levels of mineral resources or oil and gas on our properties, or if such resources are discovered, that we will enter into commercial production of our properties.

Year Ended July 31, 2010 as compared to Year Ended July 31, 2009.  We had no revenue for the years ended July 31, 2010 and 2009.  We incurred operating expenses in the amount of $54,432 and $21,526 for the years ended July 31, 2010 and 2009, respectively.  Our operating expenses were primarily attributable to expenditures for professional fees and expenses to maintain our corporate existence.

Our accumulated deficit through July 31, 2010 was $142,552.

Liquidity and Capital Resources

At July 31, 2010, we had cash of $2,491 and a working capital deficit of $404,952, as compared to cash of $89 and a working capital deficit of $55,454 at July 31, 2009.  During the year ended July 31, 2010, operating activities provided cash of $74,926 compared to cash of $36 provided by operating activities for the year ended July 31, 2009.

During the fiscal year ended July 31, 2010, net cash used in investing activities was $292,524, compared to no cash used by investing activities for the fiscal year ended July 31, 2009.  During the year ended July 31, 2010, financing activities provided cash of $220,000 compared to no cash provided by financing activities for the year ended July 31, 2009.

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

On May 15, 2010, we entered into a loan agreement with Radium, pursuant to which Radium has agreed to loan up to $1,000,000 through December 31, 2011, which date may be extended for an additional twelve months.  Amounts loaned under the agreement are to be repaid within 36 months and accrue interest at 7.5% per annum.  The loan is unsecured.  We also agreed to issue Radium 50,000 restricted shares of our common stock for every $100,000 borrowed under the agreement.  We, at our option, may borrow up to an additional $1,000,000 if we have exhausted the funds available under the agreement.  In June 2010 and July 2010, we borrowed $50,000 and $65,000 respectively in connection with this agreement and issued to Radium 50,000 shares of our common stock pursuant to this agreement.

Going Concern

In their report prepared in connection with our 2010 financial statements, our auditors included an explanatory paragraph stating that, because we had an accumulated net loss of $142,552 and a working capital deficit of $404,952 at July 31, 2010, there is doubt about our ability to continue as a going concern.  Our continued existence will depend in large part upon our ability to raise sufficient capital through debt and/or equity offerings.  Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Summary of Significant Accounting Policies

Oil and Gas Interests.  We follow the full cost accounting method to account for oil and natural gas properties, whereby costs incurred in the acquisition, exploration and development of oil and gas reserves are capitalized.  Such costs include lease acquisition, geological and geophysical activities, rentals on non-producing leases, drilling, completing and equipping of oil and gas wells and administrative costs directly attributable to those activities and asset retirement costs.  Disposition of oil and gas properties are accounted for as a reduction of capitalized costs, with no gain or loss recognized unless such adjustment would significantly alter the relationship between capital costs and proved reserves of oil and gas, in which case the gain or loss is recognized to income.

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

Impairment of Long-Lived Assets.  We have adopted ASC 360, “Accounting for the Impairment or Disposal of Long-Lived Assets”, which requires that long-lived assets to be held be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  ASC 360 establishes a single auditing model for long-lived assets to be disposed of by.  We recorded an impairment of $875 on our long-lived assets during the year ended July 31, 2009 and reduced the carrying value of the property to $1.

Off-Balance Sheet Arrangements

We do not have any material off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting companies.

ITEM 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

HOMELAND RESOURCES LTD.
(A Development Stage Company)
Index to Financial Statements

Page

Report of Independent Registered Public Accounting Firm	11

Balance Sheets at July 31, 2010 and July 31, 2009	12

Statements of Operations for the years ended July 31, 2010 and 2009
and Cumulative Amounts from July 8, 2003 (Inception) to July 31, 2010	13

Statements of Stockholders’ Equity (Deficit)
Cumulative Amounts from July 8, 2003 (Inception) to July 31, 2010	14

Statements of Cash Flows for the years ended July 31, 2010 and 2009
and Cumulative Amounts from July 8, 2003 (Inception) to July 31, 2010	15

Notes to Financial Statements	16

SEALE AND BEERS, CPAs
PCAOB & CPAB REGISTERED AUDITORS
www.sealebeers.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Homeland Resources, LTD.
(A Development Stage Company)

We have audited the accompanying balance sheet of Homeland Resources, LTD. (A Development Stage Company) as of July 31, 2010 and July 31, 2009, and the related statements of operations, stockholders’ equity (deficit) and cash flows for the years ended July 31, 2010, July 31, 2009 and since inception on July 8, 2003 through July 31, 2010. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Homeland Resources, LTD. (A Development Stage Company) as of July 31, 2010 and July 31, 2009, and the related statements of operations, stockholders’ equity (deficit) and cash flows for the years ended July 31, 2010, July 31, 2009 and since inception on July 8, 2003 through July 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the financial statements, the Company has accumulated a deficit of $142,552 through July 31, 2010 current liabilities exceeded current assets by $404,952. As of July 31, 2010, the Company has not commenced principal operations, which raises substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Seale and Beers, CPAs
Seale and Beers, CPAs
Las Vegas, Nevada
October 28, 2010

50 S. Jones Blvd. Suite 202 Las Vegas, NV 89107 Phone: (888)727-8251 Fax: (888)782-2351

HOMELAND RESOURCES LTD.
(A Development Stage Company)
BALANCE SHEETS

	July 31, 2010	July 31, 2009

ASSETS

Current Assets
Cash and cash equivalents	$2,491	$89

Total Current Assets	2,491	89

Deferred financing costs, net	4,375	-

Mineral property	1	1

Oil and gas properties – unproved using full cost accounting	293,695	-

Total Assets	$300,562	$90

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable and accrued liabilities	$81,388	$11,116

Accounts payable – related party	106,055	44,427

Notes payable	220,000	-

Total Current Liabilities	407,443	55,543

Other Liabilities
Asset retirement obligation	1,171	-

Total Liabilities	408,614	55,543

Stockholders’ Deficit
Preferred stock - $0.0001 par value; authorized – 250,000,000 shares Issued and outstanding - nil	-	-
Common stock - $0.0001 par value; authorized – 500,000,000 shares
Issued and outstanding – 60,050,000 shares	6,005	6,000
Paid in capital	28,495	24,000
Deficit accumulated during the development stage	(142,552)	(85,453)

Total Stockholders’ Deficit	(108,052)	(55,453)

Total Liabilities and Stockholders’ Deficit	$300,562	$90

The accompanying notes are an integral part of these financial statements

HOMELAND RESOURCES LTD.
(A Development Stage Company)
STATEMENTS OF OPERATIONS

	Year Ended July 31, 2010	Year Ended July 31, 2009	Cumulative Amounts From July 8, 2003 (Inception) To July 31, 2010

REVENUES	$-	$-	$387

OPERATING EXPENSES
General and administrative	37,420	19,845	116,214
Consulting fees – related party	15,000	-	15,000
Mineral exploration costs	2,012	806	6,543
Impairment on mineral property (Note 3)	-	875	875
Oil and gas property operating costs	-	-	1,310
Loss on disposal of oil and gas	-	-	330

TOTAL OPERATING EXPENSES	(54,432)	(21,526)	(140,272)

LOSS FROM OPERATIONS	(54,432)	-	(139,885)

OTHER EXPENSES
Interest expense	2,542	-	2,542
Amortization of deferred financing costs	125	-	125
TOTAL OTHER EXPENSES	2,667	-	2,667

Net loss	$(57,099)	$(21,526)	$(142,552)

Net Loss Per Common Share
Basic and Diluted	$(0.001)	$(0.000)

Weighted average number of common shares outstanding
Basic and Diluted	60,003,288	60,000,000

The accompanying notes are an integral part of these financial statements

HOMELAND RESOURCES LTD.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Common Stock
	Number of Shares	Amount	Paid in Capital	Deficit Accumulated During the Development Stage
Balance, July 8, 2003	-	$-	$-	$-
(Date of incorporation)

Loss for the period	-	-	-	-

Balance, July 31, 2003	-	-	-	-
Issuance of common stock for cash at $0.0005 per share:
August 2003	30,000,000	3,000	12,000	15,000

Net loss for the year	-	-	-	(1,731)

Balance, July 31, 2004	30,000,000	3,000	12,000	13,269
Issuance of common stock for cash at $0.0005 per share:
August 2004	20,650,000	2,065	8,260	10,325
May 2005	9,350,000	935	3,740	4,675

Net loss for the year	-	-	-	(7,890)

Balance, July 31, 2005	60,000,000	6,000	24,000	20,379

Net loss for the year	-	-	-	(2,846)

Balance, July 31, 2006	60,000,000	6,000	24,000	17,533

Net loss for the year	-	-	-	(21,884)

Balance, July 31, 2007	60,000,000	6,000	24,000	(4,351)

Net loss for the year	-	-	-	(29,576)

Balance, July 31, 2008	60,000,000	6,000	24,000	(33,927)

Net loss for the year	-	-	-	(21,526)

Balance, July 31, 2009	60,000,000	6,000	24,000	(55,453)

Issuance of common shares in connection with debt	50,000	5	4,495	4,500

Net loss for the year	-	-	-	(57,099)

Balance, July 31, 2010	60,050,000	$6,005	$28,495	$(108,052)
The accompanying notes are an integral part of these financial statements.

HOMELAND RESOURCES LTD.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

	Year Ended July 31, 2010	Year Ended July 31, 2009	Cumulative Amounts From July 8, 2003 (Inception) To July 31, 2010

OPERATING ACTIVITIES
Net loss	$(57,099)	$(21,526)	$(142,552)
Adjustments to reconcile net loss to net cash provided by operating activities:
Impairment on mineral property	-	875	875
Loss on disposal of interest in oil and gas property	-	-	330
Amortization	125	-	125
Change in non-cash working capital items:
Increase (decrease) in accounts payable and accrued liabilities	70,272	(23,740)	81,388
Increase in accounts payable and accrued expenses – related party	61,628	44,427	106,055

Net cash provided by operating activities	74,926	36	46,221

INVESTING ACTIVITIES
Additions to interests in oil and gas properties	(292,524)	-	(296,354)
Disposal of interest in oil and gas property	-	-	3,500
Purchase of undeveloped mineral property	-	-	(876)

Net cash used in investing activities	(292,524)	-	(293,730)

FINANCING ACTIVITIES
Proceeds from notes payable	220,000	-	220,000
Sale of common stock	-	-	30,000

Net cash provided by financing activities	220,000	-	250,000

Net increase in cash	2,402	36	2,491

Cash, beginning of periods	89	53	-

Cash, end of periods	$2,491	$89	$2,491

Supplemental disclosures of non-cash investing and
financing activities

Common shares issued in connection with debt	$4,500	$-	$4,500
The accompanying notes are an integral part of these financial statements.

HOMELAND RESOURCES LTD.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
JULY 31, 2010

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

Homeland Resources Ltd. (the “Company”) was incorporated under the laws of the State of Nevada on July 8, 2003 and is considered a development stage company. The Company’s principal activities since inception had historically been the acquisition of a mineral property in the State of New Mexico.  During the fiscal year ended July 31, 2010, the Company began to acquire working interests in a seismic exploration program as well as a drilling program in an oil and gas property in Oklahoma (Note 4).

ASSET RETIREMENT OBLIGATIONS

The Company follows FASB ASC 410-20  "Accounting for Asset Retirement Obligations",  that addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs.

FASB ASC 410-20 requires recognition of the present value of obligations associated with the retirement of tangible long-lived assets in the period in which it is incurred.  The liability is capitalized as part of the related long-lived asset’s carrying amount.

Over time, accretion of the liability will be recognized as an operating expense and the capitalized cost is depreciated over the expected useful life of the related asset.  The Company's asset retirement obligations are related to the plugging, dismantlement, removal, site reclamation and similar activities of its oil and gas exploration activities.

CASH EQUIVALENTS

For purposes of reporting cash flows, the Company considers as cash equivalents all highly liquid investments with a maturity of three months or less at the time of purchase. On occasion, the Company may have cash balances in excess of federally insured amounts.

CONCENTRATION OF CREDIT RISK

Financial instruments which potentially subject the Company to concentrations of credit risk consist of cash.  The Company maintains cash at one financial institution. The Company periodically evaluates the credit worthiness of financial institutions, and maintains cash accounts only in large, high-quality financial institutions, thereby minimizing exposure for deposits in excess of federally insured amounts.  The Company believes that credit risk associated with cash is remote. The Company currently relies on one lender to provide funding for its drilling and seismic programs. The Company has invested in drilling and seismic programs managed by one operator.  Further, these programs are all concentrated within one region in Oklahoma.

DEFERRED FINANCING COSTS

The Company incurred financing costs of $4,500 related to its borrowings. Such costs are deferred and amortized by the straight-line method over the life of the underlying borrowings. In case the amount is repaid before maturity, the related unamortized amount will be written off in the statement of operations.

FAIR VALUE
The carrying amount reported in the balance sheet for cash and accounts payable and accrued expenses approximates fair value because of the immediate or short-term maturity of these financial instruments.

HOMELAND RESOURCES LTD.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
JULY 31, 2010

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

FOREIGN CURRENCY

The Company’s functional and reporting currency is the United States dollar. Transaction amounts denominated in foreign currencies are translated at exchange rates prevailing at transaction dates. Carrying values of monetary assets and liabilities are adjusted at each balance sheet date to reflect the exchange rate at that date.  Non-monetary assets and liabilities are translated at the exchange rate on the original transaction date.  Gains and losses from restatement of foreign currency monetary assets and liabilities are included in the statement of operations.  Revenues and expenses are translated at the rates of exchange prevailing on the dates such items are recognized in the statements of operations. Translation rate adjustments for the fiscal year ended July 31, 2010 were not material.

IMPAIRMENT OF LONG-LIVED ASSETS

The Company has adopted ASC 360, “Accounting for the Impairment or Disposal of Long-Lived Assets”, which requires that long-lived assets to be held be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  ASC 360 establishes a single auditing model for long-lived assets to be disposed of by sale.

               INCOME TAXES

The Company records income taxes under the asset and liability method prescribed by FASB ASC 740, “Income Taxes”. Under this method, deferred tax assets and liabilities are recognized for temporary differences between the financial statement amounts and the tax basis of certain assets and liabilities by applying statutory rates in effect when the temporary differences are expected to reverse.

LOSS PER SHARE

Basic loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding during the periods presented. Diluted loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.  The Company has no instruments outstanding that would have a dilutive impact. All shares issued from inception are considered outstanding for all periods presented.

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

HOMELAND RESOURCES LTD.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
JULY 31, 2010

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

OIL AND GAS INTERESTS

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

REVENUE RECOGNITION

The Company recognizes oil and gas revenue when production is sold at a fixed or determinable price, persuasive evidence of an arrangement exists, delivery has occurred and title has transferred, and collectability is reasonably assured.

HOMELAND RESOURCES LTD.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
JULY 31, 2010

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

RECENT ACCOUNTING PRONOUNCEMENTS

In January 2010, the FASB issued Accounting Standards Update (ASU) No. 2010-03 “Oil and Gas Reserve Estimation and Disclosures”. The ASU aligns the current oil and gas reserve estimation and disclosure requirements of FASB Accounting Standards Codification Topic 932, Extractive Activities — Oil and Gas, with those in SEC Final Rule Release No. 33-8995, Modernization of Oil and Gas Reporting. The ASU will be effective for reporting periods ending on or after December 31, 2009. The adoption of ASC 810 is not expected to have any impact on the Company’s financial statements.

In December 2008, the SEC issued revised reporting requirements for oil and natural gas reserves that a company holds. Included in the new rule entitled “Modernization of Oil and Gas Reporting Requirements”, are the following changes: 1) permitting use of new technologies to determine proved reserves, if those technologies have been demonstrated empirically to lead to reliable conclusions about reserve volumes; 2) enabling companies to additionally disclose their probable and possible reserves to investors, in addition to their proved reserves; 3) allowing previously excluded resources, such as oil sands, to be classified as oil and natural gas reserves rather than mining reserves; 4) requiring companies to report the independence and qualifications of a preparer or auditor, based on current Society of Petroleum Engineers criteria; 5) requiring the filing of reports for companies that rely on a third party to prepare reserve estimates or conduct a reserve audit; and 6) requiring companies to report oil and natural gas reserves using an average price based upon the prior 12-month period, rather than year-end prices. The new requirements are effective for registration statements filed on or after January 1, 2010, and for annual reports on Form 10K for fiscal years ending on or after December 31, 2009. Early adoption is not permitted.   The adoption of this reporting requirement has not had any impact on the Company’s financial statements.

The Company has evaluated recent accounting pronouncements and their adoption and with the exception of those stated herein we have not identified any that would have a material impact on the Company’s financial position, or statements.

NOTE 2 - BASIS OF ACCOUNTING AND GOING CONCERN

The accompanying financial statements have been prepared on the basis of accounting principles applicable to a going concern, which contemplates the realization of assets and extinguishment of liabilities in the normal course of business. As shown in the accompanying balance sheet. The Company has accumulated a deficit of $142,552 through July 31, 2010 and current liabilities exceeded current assets by $404,952. As of July 31, 2010, the Company has not commenced principal operations. These factors among others may indicate that the Company may be unable to continue in existence. The Company's financial statements do not include any adjustments related to the realization of the carrying value of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence. The Company's ability to establish itself as a going concern is dependent upon its ability to obtain additional financing. Management believes that they can be successful in obtaining debt and/or equity financing which will enable the Company to continue in existence and establish itself as a going concern.

HOMELAND RESOURCES LTD.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
JULY 31, 2010

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

Due to the Company’s lack of working capital related to potential exploration of the minerals on these claims, the Company has deemed them economically non-feasible. Therefore, any future cash flows from these claims are uncertain as to amount and timing.  During the fiscal year ended July 31, 2009, the Company recorded an impairment expense of $875 and reduced the carrying value of the property to $1.

NOTE 4 – OIL AND GAS PROPERTY

As of July 31, 2010 and 2009, the Company’s oil and gas property interests are as follows:

	July 31, 2010	July 31, 2009
Washita Bend 3D Exploration Project	$203,109	$-
2010-1 Drilling Programs	89,415	-
Asset Retirement Cost	1,171	-
Total	$293,695	$-

Washita Bend 3D Exploration Project.

In April 2010, the Company acquired a 5% working interest in the Washita Bend 3D Exploration Project for a total buy-in cost of $46,250.  The purchase agreement provides for the acquisition of approximately 135 square miles of 3D seismic data to identify drillable prospects in a study area comprising 119,680 acres in Oklahoma.  The Washita prospect area is located in Cleveland, Garvin, McCain and Pottawatomie Counties, Oklahoma.  As July 31, 2010, surface permitting was underway.  The Company anticipates that data acquisition will begin during fall 2010.  Analysis of data will be ongoing.  Drilling on the prospect may commence in late winter or early spring 2011, pending results of the seismic analysis.  As a component of the purchase agreement, the Company agreed to assume from the seller, a 10% carried working interest to casing point in the first eight wells drilled on this prospect area.  The Company’s total funding expenditure related to this project amounted to $203,109 as of July 31, 2010.

2010–1 Drilling Program

In April 2010, the Company acquired a 5% working interest in the 2010-1 Drilling Program located in Garvin County, Oklahoma for total buy-in costs of $39,163.

As of July 31, 2010, the Miss Jenny #1-8 had been cased and completion was underway.  Drilling had commenced on the Jack #1-13, and two other sites were being made ready.

All amounts related to the Company’s oil and gas interests have been recorded as unproved as of July 31, 2010. The Company had recorded no values associated with oil and gas interests as of July 31, 2010.

HOMELAND RESOURCES LTD.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
JULY 31, 2010

NOTE 5 - ASSET RETIREMENT OBLIGATIONS

The Company follows FASB ASC 410-20 “Accounting for Asset Retirement Obligations”  which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs.  This policy requires recognition of the present value of obligations associated with the retirement of tangible long-lived assets in the period in which it is incurred.  As of July 31, 2010, the Company recognized the future cost to plug and abandon its wells over the estimated useful lives of the wells in accordance with “Accounting for Asset Retirement Obligations”.  The liability for the fair value of an asset retirement obligation with a corresponding increase in the carrying value of the related long-lived asset is recorded at the time a well is cased and being made ready for production.  The Company amortizes the amount added to the oil and gas properties and will recognize accretion expense in connection with the discounted liability over the remaining life of the respective well.  The estimated liability is based on historical experience in plugging and abandoning wells, estimated useful lives based on engineering studies, external estimates as to the cost to plug and abandon wells in the future and federal and state regulatory requirements.  The liability is a discounted liability using a credit-adjusted risk-free rate of 7.5%.

Revisions to the liability could occur due to changes in plugging and abandonment costs, well useful lives or if federal or state regulators enact new guidance on the plugging and abandonment of wells.

The Company will amortize the amount added to oil and gas properties and will recognize accretion expense in connection with the discounted liability over the remaining useful lives of the respective wells.

The Company’s initial asset retirement obligations of $1,171was recorded on July 30, 2010. The reclamation obligation relates to the Miss Jenny #1-8 well, an Oklahoma Property.  The present value of the reclamation liability may be subject to change based on management’s current estimates, changes in remediation technology or changes in applicable laws and regulations.  Such changes will be recorded in the accounts of the Company as they occur.  The Company has not recorded any accretion related to this liability as the results would not have been material for the fiscal year ended July 31, 2010.

NOTE 6 – NOTES PAYABLE

As of July 31, 2010 notes payable consisted of the following:

	July 31, 2010	July 31, 2009
Radium Ventures 6.5% *	$55,000	$-
Radium Ventures 6.5% *	50,000	-
Radium Ventures 7.5% *	115,000	-
Total	$220,000	$-

* The accrued interest expense related to these notes amounted to $2,542 at July 31, 2010 and has been included in accrued liabilities on the Company’s balance sheet.

In April 2010, the Company executed a loan agreement with Radium Ventures Corp (“Radium”), for $55,000 at an interest rate of 6.5% per annum for a period of two years.  The proceeds have been used for working capital in connection with the Company’s exploration programs.  The loan is unsecured, payable on demand and can be repaid anytime.

HOMELAND RESOURCES LTD.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
JULY 31, 2010

NOTE 6 – NOTES PAYABLE (Continued)

In May 2010, the Company executed a loan agreement with Radium for $50,000 at an interest rate of 6.5% per annum for a period of two years.  The proceeds of the loan have been used for working capital in connection with the Company’s exploration programs.  The loan is unsecured, payable on demand and can be repaid anytime.

In May 2010, the Company signed a loan agreement with Radium to receive up to $1,000,000 by way of advances available through December 31, 2011.  The advances will be subject to an interest rate of 7.5% per annum.  The Company also committed to issue to Radium 50,000 restricted common shares per each $100,000 advanced.  All amounts advanced are payable within 36 months. In June and July 2010, the Company borrowed $50,000 and $65,000 respectively in connection with this agreement.  In connection with these advances, the Company has issued to Radium 50,000 shares of its common stock (Note 7).

NOTE 7 - DEFERRED FINANCING COSTS

As of July 31, 2010 we have recorded $4,375 in deferred financing costs in connection with the issuance of 50,000 shares of our common stock to Radium (Note 6). We considered ASC 835-30, Interest – Imputation of Interest in recording these amounts. The Company recognizes debt issue costs on the balance sheet as deferred charges, and amortizes the balance over the term of the related debt. The Company amortized $125 and nil of deferred financing costs for the years ended July 31, 2010 and 2009, respectively.

NOTE 8 - COMMON STOCK

As of July 31, 2010, the Company had no shares of preferred stock outstanding and 60,050,000 shares of common stock outstanding. All shares referenced in these financial statements reflect the share split effected on July 1, 2009.

In August 2003, the Company issued 30,000,000 shares of common stock at $0.0005 per share for gross proceeds of $15,000.

During the year ended July 31, 2005, the Company issued 30,000,000 shares of common stock at $0.0005 per share for gross proceeds of $15,000.

On July 1, 2009, the Company completed a 10-for-1 forward stock split. This resulted in the Company increasing its authorized shares of common stock from 75,000,000 shares at a par value of $0.001 per share to 750,000,000 common shares at a par value of $0.0001 per share. Each outstanding share of common stock was converted into ten (10) shares of common stock.

On July 7, 2010, the Company issued 50,000 shares of common stock at $0.09 per share. The shares were issued in connection with the loan commitment with Radium signed on May 15, 2010.

During the year ended July 31, 2010, the Company increased the number of authorized preferred stock to 250,000,000 shares with a par value of $0.0001 per share.  Of this amount, 10,000,000 shares of preferred stock will be designated as Series A Preferred Stock, with a par value of $0.0001 per share.

During the year ended July 31, 2010, the Company decreased the number of authorized common stock to 500,000,000 shares with a par value of $0.0001 per share.

HOMELAND RESOURCES LTD.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
JULY 31, 2010

NOTE 9 – INCOME TAXES

At July 31, 2010, the Company had a net operating loss carry forward of $142,552 that may be offset against future taxable income through 2030. These carry forwards are subject to review by the Internal Revenue Service.

The Company has fully reserved the $54,882 tax benefit of operating loss carry forwards, by a valuation allowance of the same amount, because the likelihood of realization of the tax benefit cannot be determined. Of the total tax benefit, $21,983 is attributable to 2010.

Temporary differences between the time of reporting certain items for financial and tax reporting purposes consists primarily of exploration and development costs on unproved oil and gas properties.

NOTE 10– COMMITMENTS AND CONTINGENCIES

Although not completely estimable as of July 31, 2010, based on the terms of the Company’s original agreements with the operator, the Company anticipates additional expenditures related to its share of the drilling program may exceed $215,000 for the remainder of calendar 2010, and that additional expenditures related to its seismic program may approach $200,000 for the remainder of calendar 2010.  In addition, should the Company choose to terminate its involvement in the seismic program, the Company may incur significant additional liabilities per the terms of its initial agreement with the operator.

NOTE 11 – RECLASSIFICATIONS

Certain prior period amounts have been reclassified in the condensed consolidated financial statements to conform to current period presentation. Such reclassifications have had no effect on the net loss.

NOTE 12 – RELATED PARTY TRANSACTIONS

As of July 31, 2010 and 2009, the Company owed $106,055 and $44,427, respectively, to a related party. As of July 31, 2010, amounts payable to the related party included $15,000 in connection with consulting services provided to the Company, while remaining amounts owed were related to reimbursement for expense paid  on behalf of the Company. The Company made no cash payments to related parties other then related to reimbursements during fiscal 1010. As of July 31, 2009, all amounts owed were related to payments made to vendors on behalf of the Company.  The Company did not receive consulting services from the related party in fiscal 2009.

 NOTE 13 – SUBSEQUENT EVENTS

We have evaluated all activity of the Company and concluded that no subsequent events have occurred that would require recognition in the consolidated financial statements or disclosure in the notes to the consolidated financial statements.

ITEM 9.        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no changes in or disagreements with accountants during the fiscal year ended July 31, 2010.

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

Rule 15d-15 under the Exchange Act, requires us to carry out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of July 31, 2010, being the date of our most recently completed fiscal year end.  This evaluation was conducted under the supervision and with the participation of our sole officer, Armando Garcia.  Based on this evaluation, Mr. Garcia concluded that the design and operation of our disclosure controls and procedures are not effective since the following material weaknesses exist:

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

Our sole officer has assessed the effectiveness of our internal controls over financial reporting as of July 31, 2010.  In making this assessment, management used the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

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

Our sole officer also considered various mitigating factors in making his determination.  Our sole officer also noted that we are still evaluating and implementing changes in our internal controls in response to the requirements of Sarbanes Oxley §404.  During fiscal 2010, we will continue to implement appropriate changes as they are identified, including changes to remediate material weaknesses in our internal controls.

Changes In Internal Controls Over Financial Reporting

In connection with the evaluation of our internal controls during our last fiscal quarter, our sole officer has concluded that there were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended July 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information about our sole director and executive officer follows:

Name	Age	Position and Term of Office
Armando Garcia	58	President, Secretary, Treasurer and sole director

Our Bylaws provide for a board of directors consisting of at least one member and an automatic increase by one (1) member immediately when the holders of Series A Preferred Stock of the Corporation are entitled to elect a director.  All directors hold office until the next annual meeting of the stockholders following their election and until their successors have been elected and qualified.  The board of directors appoints officers.  Officers hold office until the next annual meeting of our board of directors following their appointment and until their successors have been appointed and qualified.

Set forth below is a brief description of the recent employment and business experience of our sole director and executive officer:

Armando Garcia has been our sole officer and director since August 2004.  From 1975 until 1979, Mr. Garcia worked for Draperies by Adela, a family owned window-covering company located in Albuquerque, New Mexico, and he became the owner of Draperies by Adela in 1979.  Mr. Garcia continues to operate Draperies by Adela.  Mr. Garcia also has over 25 years of natural resource experience. From 1984 until 1992, Mr. Garcia was secretary and treasurer for MinSearch, Inc., a mineral resource company located in Albuquerque, New Mexico, providing consulting and mineral appraisal services to the natural resource industry and government agencies.  In 1993, he co-founded, and has served as a director and vice president for, Consolidated North American Resources, Inc., an oil, gas and mineral company located in Las Vegas, Nevada.  Mr. Garcia holds a bachelor’s degree in business from the University of New Mexico.

Section 16(a) Beneficial Ownership Reporting Compliance

We are not subject to Section 16(a) of the Securities Exchange Act of 1934.

Code of Ethics

We have not yet adopted a code of ethics that applies to our executive officers, as our activities have been too limited to warrant such adoption.

Audit Committee

We do not have an Audit Committee at this time.

ITEM 11.EXECUTIVE COMPENSATION

The following table sets forth the remuneration of our sole director and officer during the fiscal years ended July 31, 2010 and 2009:

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Armando Garcia, President	2010	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2009	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

We have no employment agreements with our executive officer.  We do not pay compensation to our director for attendance at meetings.  We reimburse the director for reasonable expenses incurred during the course of his performance.  We do not have any compensation plans.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table provides certain information as to our sole officer and director and the holders of more than 5% of our common stock as of October 29, 2010.

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership (2)	Percent of Class (2)
Armando Garcia (3) 3214 Dakota NE Albuquerque, NM 87110	15,000,000	24.0%
All officers and directors as a group (1 person)	15,000,000	24.0%
_____________
(1)
To our knowledge, except as set forth in the footnotes to this table and subject to applicable community property laws, each person named in the table has sole voting and investment power with respect to the shares set forth opposite such person’s name.

(2)	This table is based on 60,050,000 shares of common stock outstanding as of October 29, 2010.
(3)	Armando Garcia may be deemed to be the promoter of our company.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

As of July 31, 2010, we owed $106,055 to Downtown Consulting, Inc., which is considered to be a related party, for consulting services rendered as well as payments made to vendors on our behalf.

As of the date of this report, other than the transaction described above, there are no, and have not been since inception, any material agreements or proposed transactions, whether direct or indirect, with any of our directors or officers or principal security holder identified in Item 12 above, or any relative or spouse, or relative of such spouse, of the above referenced persons.

We do not have any independent directors.

ITEM 14.PRINCIPAL ACCOUNTING FEES AND SERVICES

The fees billed for professional services rendered by our principal accountant are as follows:

FISCAL		AUDIT-RELATED
YEAR	AUDIT FEES	FEES	TAX FEES	ALL OTHER FEES
2009	$6,000	-0-	-0-	-0-
2010	$4,750	-0-	-0-	-0-

Pre-Approval Policies and Procedures

Our sole director must pre-approve any use of our independent accountants for any non-audit services.  All services of our auditors are approved by our sole director and are subject to review by our sole director.

PART IV

ITEM 15.EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Regulation S-K Number	Exhibit
3.1	Articles of Incorporation (1)
3.2	Amendment to Articles of Incorporation (1)
3.3	Certificate of Change Pursuant to NRS 78.209 (2)
3.4	Bylaws (1)
10.1	Notice of Mining Claims HR #1-6, recorded by Luna County, New Mexico, on March 24, 2004 (1)
10.2	Confirmation of Agreement with Leroy Halterman dated August 1, 2007 (1)
10.3	Loan Commitment Letter from Wellington Financial Corporation dated August 1, 2007 (1)
10.4	Notice of Intent to Hold the HR #1-6 Lode Mining Claims, filed with the Bureau of Land Management on August 15, 2007 (1)
10.5	Notice of Intent to Hold the HR #1-6 Lode Mining Claims recorded by Luna County, New Mexico, on August 17, 2007 (1)
10.6	Loan Commitment dated April 19, 2010 from Radium Ventures Corp. (3)
10.6	Loan Commitment dated May 11, 2010 from Radium Ventures Corp. (3)
10.6	Loan Agreement dated May 15, 2010 from Radium Ventures Corp. (3)
31.1	Rule 15d-14(a) Certification of Armando Garcia
32.1	Certification of Armando Garcia Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002
___________________
(1)	Incorporated by reference to the exhibits to the registrant’s registration statement on Form SB-1 filed November 19, 2007, file number 333-147501.

(2)	Incorporated by reference to the exhibits to the registrant’s current report on Form 8-K filed June 29, 2009, file number 333-147501.

(3)	Incorporated by reference to the exhibits to the registrant’s current report on Form 8-K filed April 19, 2010, file number 333-147501

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOMELAND RESOURCES LTD.

Date: October 29, 2010	By:	/s/ Armando Garcia
Armando Garcia
President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Armando Garcia	President, Secretary, Treasurer and Director (Principal Executive, Financial, and Accounting Officer)	October 29, 2010
Armando Garcia