Form 10-Q
period 2010-10-31
HOMELAND RESOURCES LTD.
filed 2010-12-15
CIK 1409624

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2010

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
[  ] Yes   [ x ] No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 60,200,000 shares of Common Stock, $0.0001 par value, as of December 15, 2010

HOMELAND RESOURCES LTD.
(A Development Stage Company)

		Page
PART I.	UNAUDITED FINANCIAL INFORMATION

Item 1.	Interim Financial Statements

	Balance Sheets October 31, 2010 (unaudited) and July 31, 2010	3

	Statements of Operations (unaudited) Three Months Ended October 31, 2010 and 2009 and Cumulative Amounts from July 8, 2003 (Inception) to October 31, 2010	4

	Statement of Stockholders’ Equity (Deficit) (unaudited) Cumulative Amounts from July 8, 2003 (Inception) to October 31, 2010	5

	Statements of Cash Flows (unaudited) Three Months Ended October 31, 2010 and 2009 and Cumulative Amounts from July 8, 2003 (Inception) to October 31, 2010	7

	Notes to Financial Statements (unaudited)	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	13

Item 4.	Controls and Procedures	13

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	14

Item 1A.	Risk Factors	14

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	14

Item 3.	Defaults Upon Senior Securities	14

Item 4.	(Removed and Reserved)	14

Item 5.	Other Information	14

Item 6.	Exhibit Index	14

Signatures		16

 HOMELAND RESOURCES LTD.
(A Development Stage Company)
BALANCE SHEETS

	October 31, 2010	July 31, 2010
	(Unaudited)
ASSETS

Current Assets
Cash and cash equivalents	$16,843	$2,491

Total Current Assets	16,843	2,491

Deferred financing costs, net	16,750	4,375

Oil and Gas Properties at Cost - full cost method	554,398	293,696

Total Assets	$587,991	$300,562

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)

Current Liabilities
Accounts payable and accrued liabilities	$89,101	$81,388

Accounts payable – related party	113,354	106,055

Notes payable	105,000	105,000

Total Current Liabilities	307,455	292,443

Long Term Liabilities
Notes payable	435,000	115,000
Asset retirement obligation	1,193	1,171

Total Liabilities	743,648	408,614

Stockholders’ (Deficit)
Preferred stock - $0.0001 par value; authorized – 250,000,000 shares
Issued and outstanding – nil	-	-
Common stock - $0.0001 par value; authorized – 500,000,000 shares
Issued and outstanding – 60,200,000 shares at October 31, 2010 and 60,500,00 at July 31, 2010	6,020	6,005
Paid in capital	41,980	28,495
(Deficit) accumulated during the development stage	(203,657)	(142,552)

Total stockholders’ (deficit)	(155,657)	(108,052)

Total Liabilities and Stockholders’ (Deficit)	$587,991	$300,562

The accompanying notes are an integral part of these unaudited interim financial statements.

HOMELAND RESOURCES LTD.
(A Development Stage Company)
UNAUDITED STATEMENTS OF OPERATIONS

	Three Months Ended October 31, 2010	Three Months Ended October 31, 2009	Cumulative Amounts From Inception on (July 8, 2003) To October 31, 2010

REVENUES	$-	$-	$387

OPERATING EXPENSES

General and administrative	30,140	8,842	146,354
Consulting fees – related party	22,500	-	37,500
Mineral exploration costs	-	1,000	6,543
Impairment on mineral property	-	-	875
Oil and gas property operating costs	-	-	1,310
Loss on disposal of oil and gas property	-	-	330

TOTAL OPERATING EXPENSES	(52,640)	(9,842)	(192,912)

LOSS FROM OPERATIONS	(52,640)	(9,842)	(192,525)

OTHER EXPENSES
Interest expense	7,340	-	9,882
Amortization of deferred financing costs	1,125	-	1,250
TOTAL OTHER EXPENSES	8,465	-	11,132

Net loss	$(61,105)	$(9,842)	$(203,657)

Net Loss Per Common Share
Basic and Diluted	$(0.001)	$(0.001)

Weighted average number of common shares outstanding
Basic and Diluted	60,125,543	60,000,000

The accompanying notes are an integral part of these unaudited interim financial statements.

HOMELAND RESOURCES LTD.
(A Development Stage Company)
UNAUDITED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

	Common Stock
	Number of Shares	Amount	Paid in Capital	Deficit Accumulated During the Development Stage	Total Stockholders' Equity (Deficit)

Balance, July 8, 2003 (Date of incorporation)	-	$-	$-	$-	$-

Loss for the period	-	-	-	-	-

Balance, July 31, 2003	-	-	-	-	-

Issuance of common stock for cash at $0.005 per share:
August 2003	30,000,000	3,000	12,000	-	15,000

Net loss for the year	-	-	-	(1,731)	(1,731)

Balance, July 31, 2004	30,000,000	3,000	12,000	(1,731)	13,269

Issuance of common stock for cash at $0.005 per share:
August 2004	20,650,000	2,065	8,260	-	10,325
May 2005	9,350,000	935	3,740	-	4,675

Net loss for the year	-	-	-	(7,890)	(7,890)

Balance, July 31, 2005	60,000,000	6,000	24,000	(9,621)	20,379

Net loss for the year	-	-	-	(2,846)	(2,846)

Balance, July 31, 2006	60,000,000	6,000	24,000	(12,467)	17,533

Net loss for the year	-	-	-	(21,884)	(21,884)

Balance, July 31, 2007	60,000,000	6,000	24,000	(34,351)	(4,351)

Net loss for the year	-	-	-	(29,576)	(29,576)

Balance, July 31, 2008	60,000,000	6,000	24,000	(63,927)	(33,927)

Net loss for the year	-	-	-	(21,526)	(21,526)

Balance, July 31, 2009	60,000,000	6,000	24,000	(85,453)	(55,453)

Issuance of common shares in connection with debt	50,000	5	4,495	-	4,500

Net loss for the year	-	-	-	(57,099)	(57,099)

The accompanying notes are an integral part of these unaudited interim financial statements.

Common Stock
Number of Shares	Amount	Paid in Capital	Deficit Accumulated During the Development Stage	Total Stockholders' Equity (Deficit)
Balance, July 31, 2010	60,050,000	6,005	28,495	(142,552)	(108,052)

Issuance of common shares in connection with debt	150,000	15	13,485	-	13,500

Net loss for the year	-	-	-	(61,105)	(61,105)

Balance, October 31, 2010	60,200,000	$6,020	$41,980	$(203,657)	$(155,657)

The accompanying notes are an integral part of these unaudited interim financial statements.

HOMELAND RESOURCES LTD.
(A Development Stage Company)
UNAUDITED STATEMENTS OF CASH FLOWS

	Three Months Ended October 31, 2010	Three Months Ended October 31, 2009	Cumulative Amounts From Inception on (July 8, 2003) To October 31, 2010

OPERATING ACTIVITIES
Net loss	$(61,105)	$(9,842)	$(203,657)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Impairment on mineral property	-	-	875
Loss on disposal of interest in oil and gas property	-	-	330
Amortization of deferred financing costs	1,125	-	1,250

Change in non-cash working capital items:
Increase in accounts payable and accrued liabilities	7,713	9,753	89,101
Increase in accounts payable and accrued expenses – related party	7,299	-	113,354

Net cash (used in) provided by operating activities	(44,968)	(89)	1,253

INVESTING ACTIVITIES
Purchase of interests in oil and gas properties	(260,680)	-	(557,034)
Disposal of interest in oil and gas property	-	-	3,500
Purchase of undeveloped mineral property	-	-	(876)

Net cash (used in) investing activities	(260,680)	-	(554,410)

FINANCING ACTIVITIES
Proceeds from notes payable	320,000	-	540,000
Sale of common stock	-	-	30,000

Net cash provided by financing activities	320,000	-	570,000

Net increase (decrease) in cash and cash equivalents	14,352	(89)	16,843

Cash and cash equivalents, beginning of periods	2,491	89	-

Cash and cash equivalents, end of periods	$16,843	$-	$16,843

Supplemental disclosures of non-cash investing and financing activities

Common shares issued in connection with debt as Deferred financing costs	$13,500	$-	$18,000

The accompanying notes are an integral part of these unaudited interim financial statements.

HOMELAND RESOURCES LTD.
(A Development Stage Company)
NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS
October 31, 2010

NOTE 1 - BASIS OF PRESENTATION

The interim financial statements of Homeland Resources Ltd. (“we,” “us,” “our,” “Homeland” or the “Company”) are unaudited and contain all adjustments (consisting primarily of normal recurring accruals) necessary for a fair statement of the results for the interim periods presented. Results for interim periods are not necessarily indicative of results to be expected for a full year or for previously reported periods due in part, but not limited to, interest rates, drilling risks, geological risks, the timing of acquisitions, and our ability to obtain additional capital. You should read these interim financial statements in conjunction with the audited financial statements and notes thereto included in Homeland’s Annual Report on Form 10-K for the year ended July 31, 2010. The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

NOTE 2 - DEVELOPMENT STAGE

For all periods prior to October 31, 2010, the Company considered itself a development stage enterprise and a mining company in the exploration stage.  As of October 31, 2010, the Company has invested approximately $557,034 in oil and gas properties, and is participating in drilling and seismic programs.  As a result, we have determined that as of October 31, 2010, the Company is no longer considered a mining company in the exploration stage, but rather a development stage enterprise. We will continue to evaluate our status as a development stage Company as our business continues to develop.

NOTE 3 - LIQUIDITY

As of October 31, 2010, we had a working capital deficit of $290,612 and for the three months ended October 31, 2010, our cash used in operating activities amounted to $44,968.  We estimate our minimum investment needs during the remainder of 2010 to be $150,000 related to participation in drilling and seismic programs.  Our results of operations resulted in a deficit accumulated during the development stage of $203,657 as of October 31, 2010.  We have participated in the drilling of test wells on undeveloped properties.  We plan further potential participation in drilling and seismic operations for the remainder of 2010 and future periods.  During the three months ended October 31, 2010 the Company, borrowed $320,000 (Note 7). We will need to raise equity or borrow additional capital to finance our operating deficit and our continued participation in planned activities. If additional financing is not available, we will be compelled to reduce the scope of our business activities.  If we are unable to fund our operating cash flow needs and planned capital investments, it may be necessary to sell a portion of our interest in our oil and gas properties.

NOTE 4 - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Accounting standards-setting organizations frequently issue new or revised accounting rules. We regularly  review all new pronouncements that have been issued since the filing of our Form 10K for the year ended July 31, 2010 to determine their impact, if any, on our financial statements.

On August 2, 2010, the FASB issued ASU 2010-21, “Accounting for Technical Amendments to Various SEC Rules and Schedules—Amendments to SEC Paragraphs Pursuant to Release No. 33-9026: Technical Amendments to Rules, Forms, Schedules and Codification of Financial Reporting Policies.” The ASU reflects changes made by the SEC in Final Rulemaking Release No. 33-9026 , which was issued in April 2009 and amended SEC requirements in Regulation S-X (17 CFR 210.1-01 et seq.) and Regulation S-K ( 17 CFR 229.10 et seq.) and made changes to financial reporting requirements in response to the FASB's issuance of SFAS No. 141(R), “Business Combinations” (ASC 805), and SFAS No. 160 , “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” ( FASB ASC 810). The provisions of ASU 2010-21 did not have a material impact on the financial statements.

HOMELAND RESOURCES LTD.
(A Development Stage Company)
NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS
October 31, 2010

There were various other updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company's  financial position, results of operations or cash flows.

NOTE 5 – EARNINGS PER SHARE

Basic loss per share is calculated by dividing net loss by the weighted average number of common shares outstanding for the period.  Diluted loss per share is calculated by dividing net loss by the weighted average number of common shares and dilutive common stock equivalents outstanding.  During the periods presented, there were no common stock equivalents outstanding.

NOTE 6 – OIL AND GAS PROPERTIES

As of October 31, 2010 and July 31, 2010, the Company’s oil and gas property interests are as follows:

	October 31, 2010	July 31, 2010
Oil and Gas Properties
Washita Bend 3D Exploration Project	$337,424	$203,109
2010-1 Drilling Program	215,780	89,416
Asset Retirement Cost	1,193	1,171

Total	$554,398	$293,696

Washita Bend 3D Exploration Project

As of October 31, 2010 we own a 5% working interest in the Washita Bend 3D Exploration Project. The project provides for the acquisition of approximately 135 miles of 3D seismic data to identify drillable prospects in a study area comprising 119,680 acres in Oklahoma.  The Washita prospect area is located in Cleveland, Garvin, McCain and Pottawatomie Counties, Oklahoma.  As of October 31, 2010, approximately 5,100 acres had been acquired and permitting was underway.  The Company anticipates that data acquisition will begin in December 2010 and analysis of data will be ongoing.  Drilling on the prospect may commence in late winter or early spring 2011, pending results of the seismic analysis.  In connection with the participation in the seismic and lease acquisition agreement, the Company will be carried, by the seller, in a 10% working interest to casing point in the first eight wells in the Washita Bend prospect area. The Company’s total funding expenditure related to this project amounted to $337,424 as of October 31, 2010.

            2010–1 Drilling Program

As of October 2010, we own a 5% working interest in a Drilling Program located in Garvin County, Oklahoma. As of October 31, 2010 we had participated in the drilling of four exploratory wells on the prospect acreage. Of the four wells that we had participated in as of October 31, 2010 three were in various stages of testing and/or completion. Subsequent to October 31, 2010, two of these three wells entered into production and one was prepared to enter into production (Note 13).

NOTE 7 – NOTES PAYABLE

	October 31, 2010	July 31, 2010
Radium Ventures 6.5%*	$55,000	$55,000
Radium Ventures 6.5%*	50,000	50,000
Radium Ventures 7.5%*	435,000	115,000

Total	$540,000	$220,000

HOMELAND RESOURCES LTD.
(A Development Stage Company)
NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS
October 31, 2010

NOTE 7 – NOTES PAYABLE (cont.)

* The accrued interest expense related to these notes amounted to $9,882 at October 31, 2010 and has been included in accrued liabilities on the Company’s balance sheet.

In August, September and October 2010, the Company borrowed $160,000, $30,000 and $130,000 under the terms of our $1,000,000 loan facility. These advances bear interest at 7.5% respectively and are payable within 36 months. In connection with these advances, the Company has issued 150,000 shares of its common stock. (Note 9)

NOTE 8 - DEFERRED FINANCING COSTS

As of October 31, 2010 we have recorded $18,000 in deferred financing costs in connection with the cumulative issuance of 200,000 shares of our common stock in connection with our $1,000,000 loan facility (Note 9). We considered ASC 835-30, Interest – Imputation of Interest in recording these amounts. The Company recognizes debt issue costs on the balance sheet as deferred charges, and amortizes the balance over the term of the related debt. The Company amortized $1,125 of deferred financing costs for the period ended October 31, 2010.

NOTE 9 - COMMON STOCK

As of October 31, 2010, the Company had no shares of preferred stock outstanding and 60,200,000 shares of common stock outstanding. All shares referenced in these financial statements reflect the share split effected on July 1, 2009.

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

On July 7, 2010, the Company issued 50,000 shares of common stock at $0.09 per share. The shares were issued in connection with the loan commitment with Radium Ventures Corp. (“Radium”) signed on May 15, 2010.

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

On August 16, 2010, the Company issued 50,000 shares of common stock at $0.09 per share. The shares were issued in connection with the loan commitment with Radium signed on May 15, 2010.

On September 22, 2010, the Company issued 50,000 shares of common stock at $0.09 per share. The shares were issued in connection with the loan commitment with Radium signed on May 15, 2010.

HOMELAND RESOURCES LTD.
(A Development Stage Company)
NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS
October 31, 2010

NOTE 9 - COMMON STOCK (cont.)

On October 7, 2010, the Company issued 50,000 shares of common stock at $0.09 per share. The shares were issued in connection with the loan commitment with Radium signed on May 15, 2010.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

Although not completely estimable as of October 31, 2010, based on the terms of the Company’s original agreements with the operator, the Company anticipates additional expenditures related to its share of the drilling program may exceed $75,000 for the remainder of calendar 2010, and that additional expenditures related to its seismic program may approach $75,000 for the remainder of calendar 2010.  In addition, should the Company choose to terminate its involvement in the seismic program, the Company may incur significant additional liabilities per the terms of its initial agreement with the operator.

NOTE 11 – RECLASSIFICATIONS

Certain prior period amounts have been reclassified in the unaudited financial statements to conform to current period presentation. Such reclassifications have had no effect on the net loss.

NOTE 12 – RELATED PARTY TRANSACTIONS

As of October 31, 2010, the Company owed $113,354 to a related party. As of October 31, 2010, amounts payable to the related party included $37,500 in connection with consulting services provided to the Company, while remaining amounts owed were related to reimbursement for expense paid on behalf of the Company. The Company made no cash payments to related parties during the quarter ended.

 NOTE 13 – SUBSEQUENT EVENTS

The Company has evaluated all transactions through the date of issuance of these financial statements, and except as discussed below there are no further subsequent events that would require disclosure.

In November and December 2010, two of our exploratory wells as described in (Note 6) went into production and were flowing initial rates of 384 barrels of oil per day (BOPD) and 60 BOPD, respectively.  A third was being prepared for production with flow rates to be measured upon connection.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Our original business plan was to proceed with the exploration of the Home Ranch Prospect to determine whether there were commercially exploitable reserves of minerals located on the property comprising such mineral claims.  In 2010, we determined that our ability to explore for minerals on these claims had become economically non-feasible and we therefore suspended our activities on the Home Ranch Prospect indefinitely in order to focus on our oil and gas interests.  We did not conduct any operations or exploration activities on the Home Ranch Prospect during the period ended October 31, 2010.  At the time of this report, we do not know when or if we will proceed with the Home Ranch Prospect.

In April 2010, we acquired working interests in a seismic exploration program as well as a drilling program in an oil and gas property in Oklahoma, as further described above.  Our present plan of operation is to continue to invest in oil and gas properties.

Oil and Gas Properties

Washita Bend 3D Exploration Project

In April 2010, the Company acquired a 5% working interest in the Washita Bend 3D Exploration Project.  The purchase agreement provides for the acquisition of approximately 135 miles of 3D seismic data to identify drillable prospects in a study area comprising 119,680 acres in Oklahoma.  The Washita prospect area is located in Cleveland, Garvin, McCain and Pottawatomie Counties. As of October 31, 2010, approximately 5,100 acres had been acquired and permitting was underway.  The Company anticipates that data acquisition will begin in mid to late December 2010 and analysis of data will be ongoing.  Drilling on the prospect may commence in late winter 2010 or early spring 2011, pending results of the seismic analysis.   In connection with the participation in the seismic and lease acquisition agreement, the Company will be carried, by the seller, in a 10% working interest to casing point in the first eight wells in the Washita Bend prospect area.

 2010–1 Drilling Program

In April 2010, the Company acquired a 5% working interest in the 2010-1 Drilling Program located in Garvin County, Oklahoma. As of October 31, 2010 we had participated in the drilling of four exploratory wells on the prospect acreage. Of the four wells that we had participated in as of October 31, 2010, three were in various stages of testing and or completion. Subsequent to the end of the period two of our exploratory wells went into production and were flowing initial rates of 384 BOPD and 60 BOPD, respectively.  A third was being prepared for production with flow rates to be measured upon connection.

Loans

In August, September and October 2010, the Company borrowed $160,000, $30,000 and $130,000 under the terms of our $1,000,000 loan facility. These advances bear interest at 7.5% respectively and are payable within 36 months. In connection with these advances, the Company has issued 150,000 shares of its common stock.

Results of Operations

Three months ended October 31, 2010 compared to the three months ended October 31, 2009.

We had no revenues during the three months ended October 31, 2010 or 2009.  During the three months ended October 31, 2010, we incurred expenses of $61,105, compared with $9,842 during the three months ended October 31, 2009, an increase of $51,263.  The increase in our expenses was attributable to an increase in our general and administrative expenses, in particular, our accounting and audit, legal and website expenses, an increase in consulting fees with a related party, and an increase in interest expense and amortization of deferred financing costs.

Liquidity and Capital Resources

As of October 31, 2010, we had cash and cash equivalents of $16,843, compared to cash and cash equivalents of $2,491 as of July 31, 2010.  Our working capital deficit at October 31, 2010 was $290,612, compared to $289,952 as of July 31, 2010.  Overall for the period we increased in our loans payable as our seismic and drilling programs continue to progress.  Accordingly, the statement of cash flows reflects cash of $260,680 used for the purchase of oil and gas properties, and a total of $320,000 of cash provided by loans from Radium Ventures Corp.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of October 31, 2010.

Going Concern

In its report prepared in connection with our 2010 financial statements, our independent registered public accounting firm included an explanatory paragraph stating that, because we had an accumulated deficit of $142,552 and a working capital deficit of $289,952 at July 31, 2010, there was substantial doubt about our ability to continue as a going concern.  At October 31, 2010, our deficit accumulated during the development stage was $203,657.  Our continued existence will depend in large part upon our ability to raise sufficient capital through debt and or equity offerings.  Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Forward Looking Statements

Certain statements in this Quarterly Report on Form 10-Q, as well as statements made by us in periodic press releases and oral statements made by our officials to analysts and shareholders in the course of presentations about the Company, constitute “forward-looking statements”.   Such forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward looking statements.  Such factors include, among other things: (1) general economic and business conditions; (2) interest rate changes; (3) the relative stability of the debt and equity markets; (4) government regulations particularly those related to the natural resources industries; (5) required accounting changes; (6) disputes or claims regarding our property interests; and (7) other factors over which we have little or no control.

Item 3.      Quantitative and Qualitative Disclosures About Market Risk

Not required for smaller reporting companies.

Item 4.      Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures, as defined in Rule 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), are our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Act is accumulated and communicated to our sole officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Rule 15d-15 under the Exchange Act, requires us to carry out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of October 31, 2010, being the date of our most recently completed fiscal period covered by this report.  This evaluation was implemented under the supervision and with the participation of our sole officer, Armando Garcia.  Based on this evaluation, Mr. Garcia concluded that the design and operation of our disclosure controls and procedures were not effective since the following material weaknesses existed:

•
We relied on external consultants for the preparation of our financial statements and reports.  As a result, our sole officer may not be able to identify errors and irregularities in the financial statements and reports.

•	We had a sole officer who was also the sole director. Therefore, there was an inherent lack of segregation of duties and a limited independent governing board.

•	We relied on an external consultant for administration functions, some of which did not have standard procedures in place for formal review by our sole officer.

As of November 1, 2010, we elected another director and believe that having two directors may address some of the weaknesses noted above.

Changes in Internal Controls Over Financial Reporting

In connection with the evaluation of our internal controls during our last fiscal quarter, our sole officer has concluded that there were changes in our internal control over financial reporting that occurred during the fiscal quarter ended October 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

We implemented additional internal controls intended to remediate material weaknesses as cited in the prior fiscal year. As a result of additional control procedures implemented we deem that internal controls are sufficient so as to mitigate previously cited material weaknesses.

PART II - OTHER INFORMATION

Item 1.       Legal Proceedings

None.

Item 1A.    Risk Factors

Not required for smaller reporting companies.

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended October 31, 2010, the registrant issued 150,000 shares of its common stock to Radium Ventures Corp. in consideration for loan advances made by Radium.  The shares were valued at $13,500 and were issued pursuant to the exemptions from registration contained in Regulation S promulgated under the Securities Act of 1933, as amended (the “Act”), and Section 4(2) of the Act.

Item 3.       Defaults Upon Senior Securities

None.

Item 4.       (Removed and Reserved)

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
________________________
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

HOMELAND RESOURCES LTD.

Date: December 15, 2010	By:	/s/ Armando Garcia
Armando Garcia
President, Secretary, Treasurer
(principal executive and financial officer)