Form 10-Q
period 2011-01-31
HOMELAND RESOURCES LTD.
filed 2011-03-11
CIK 1409624

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2011

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
[  ] Yes   [ x ] No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 60,250,000 shares of Common Stock, $0.0001 par value, March 11, 2011

HOMELAND RESOURCES LTD.
(A Development Stage Company)

		Page
PART I.	UNAUDITED FINANCIAL INFORMATION

Item 1.	Interim Financial Statements

	Balance Sheets January 31, 2011 (unaudited) and July 31, 2010	3

	Statements of Operations (unaudited) Three and Six Months Ended January 31, 2011 and 2010 and Cumulative Amounts from July 8, 2003 (Inception) to January 31, 2011	4

	Statements of Cash Flows (unaudited) Six Months Ended January 31, 2011 and 2010 and Cumulative Amounts from July 8, 2003 (Inception) to January 31, 2011	5

	Notes to Financial Statements (unaudited)	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	12

Item 4.	Controls and Procedures	13

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	13

Item 1A.	Risk Factors	13

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	13

Item 3.	Defaults Upon Senior Securities	13

Item 4.	(Removed and Reserved)	14

Item 5.	Other Information	14

Item 6.	Exhibit Index	14

Signatures		15

HOMELAND RESOURCES LTD.
(A Development Stage Company)
BALANCE SHEETS

	January 31, 2011	July 31, 2010

	(Unaudited)
ASSETS

Current Assets
Cash and cash equivalents	$24,990	$2,491
Accounts receivable	58,000	-
Prepaid expenses	1,015	-
Total Current Assets	84,005	2,491

Deferred financing costs, net	27,528	4,375

Oil and gas properties at cost – full cost method	603,957	293,696

Total Assets	$715,490	$300,562

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)

Current Liabilities
Accounts payable and accrued liabilities	$50,541	$81,388
Accounts payable – related party	126,615	106,055
Notes payable	105,000	105,000
Total Current Liabilities	282,156	292,443
Long Term Liabilities
Notes payable	544,709	115,000
Asset retirement obligation	3,235	1,171

Total Liabilities	830,100	408,614

Stockholders’ (Deficit)
Preferred stock - $0.0001 par value; authorized – 250,000,000 shares Issued and outstanding – nil	-	-
Common stock - $0.0001 par value; authorized – 500,000,000 shares Issued and outstanding – 60,250,000 shares at January 31, 2011 and 60,050,000 shares at July 31, 2010	6,025	6,005
Paid in capital	54,975	28,495
(Deficit) accumulated during the development stage	(175,610)	(142,552)

Total Stockholders’ (Deficit)	(114,610)	(108,052)

Total Liabilities and Stockholders’ (Deficit)	$715,490	$300,562

The accompanying notes are an integral part of these unaudited interim financial statements.

HOMELAND RESOURCES LTD.
(A Development Stage Company)
UNAUDITED STATEMENTS OF OPERATIONS

	Three Months Ended January 31, 2011	Three Months Ended January 31, 2010	Six Months Ended January 31, 2011	Six Months Ended January 31, 2010	Cumulative Amounts From July 8, 2003 (Inception) To January 31, 2011
REVENUES
Oil and gas revenue	$68,860	$-	$68,860	$-	$68,860
Other revenues	-	-	-	-	387
Total Revenues	68,860	-	68,860	-	69,247

COSTS AND EXPENSES
Lease operating expenses	2,280	-	2,280	-	2,280
General and administrative	17,362	7,246	47,480	16,088	165,004
Consulting fees – related party	7,500	7,500	30,000	7,500	45,000
Depreciation, depletion, amortization and accretion	22	-	44	-	44
Mineral exploration costs	-	-	-	1,000	6,543
Impairment on mineral property	-	-	-	-	875
Loss on disposal of oil and gas property	-	-	-	-	330
TOTAL OPERATING EXPENSES	(27,164)	(14,746)	(79,804)	(24,588)	(220,076)

INCOME (LOSS) FROM OPERATIONS	41,696	(14,746)	(10,944)	(24,588)	(150,829)

OTHER EXPENSES
Interest expense	11,427	-	18,767	-	21,309
Amortization of deferred financing costs	2,222	-	3,347	-	3,472
TOTAL OTHER EXPENSES	13,649	-	22,114	-	24,781

Net Income (Loss)	$28,047	$(14,746)	$(33,058)	$(24,588)	$(175,610)

Net Income (Loss) Per Common Share Basic and Diluted	$0.000	$(0.001)	$(0.001)	$(0.001)

Weighted average number of common shares outstanding Basic and Diluted	60,228,804	60,000,000	60,177,174	60,000,000

The accompanying notes are an integral part of these unaudited interim financial statements.

HOMELAND RESOURCES LTD.
(A Development Stage Company)
UNAUDITED STATEMENTS OF CASH FLOWS

	Six Months Ended January 31, 2011	Six Months Ended January 31, 2010	Cumulative Amounts From July 8, 2003 (Inception) To January 31, 2011
OPERATING ACTIVITIES
Net (loss)	$(33,058)	$(24,588)	$(175,610)
Adjustments to reconcile net (loss) to net cash (used in) operating activities:
Impairment on mineral property	-	-	875
Loss on disposal of interest in oil and gas property	-	-	330
Amortization of deferred financing costs	3,347	-	3,472
Depreciation, depletion, amortization and accretion	44	-	44
Change in non-cash working capital items:
(Increase) in accounts receivable	(58,000)	-	(58,000)
Increase (decrease) in accounts payable and accrued liabilities	(40,331)	24,505	41,057
Increase in accounts payable and accrued expenses – related party	30,000	-	136,055
Increase in other current assets	(1,015)	-	(1,015)
Net cash (used in) operating activities	(99,013)	(83)	(52,792)

INVESTING ACTIVITIES
Purchase of interests in oil and gas properties	(308,197)	-	(604,551)
Disposal of interest in oil and gas property	-	-	3,500
Purchase of undeveloped mineral property	-	-	(876)
Net cash (used in) investing activities	(308,197)	-	(601,927)

FINANCING ACTIVITIES
Proceeds from notes payable	429,709	-	649,709
Sale of common stock	-	-	30,000
Net cash provided by financing activities	429,709	-	679,709

Net increase (decrease) in cash and cash equivalents	22,499	(83)	24,990
Cash and cash equivalents, beginning of period	2,491	89	-
Cash and cash equivalents, end of period	$24,990	$6	$24,990

SUPPLEMENTAL CASH FLOW DISCLOSURES
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-
NON-CASH INVESTING AND FINANCING ACTIVITIES
Common shares issued in connection with borrowings as deferred financing costs	$26,500	$-	$31,000
-

The accompanying notes are an integral part of these unaudited interim financial statements.

HOMELAND RESOURCES, LTD.
(A Development Stage Company)
NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS
JANUARY 31, 2011

NOTE 1 - BASIS OF PRESENTATION

The interim financial statements of Homeland Resources Ltd. (“we,” “us,” “our,” “Homeland” or the “Company”) are unaudited and contain all adjustments (consisting primarily of normal recurring accruals) necessary for a fair statement of the results for the interim periods presented. Results for interim periods are not necessarily indicative of results to be expected for a full year or for previously reported periods due in part, but not limited to, interest rates, drilling risks, geological risks, the timing of acquisitions, and our ability to obtain additional capital. These interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in Homeland’s Annual Report on Form 10-K for the year ended July 31, 2010, as filed with the Securities and Exchange Commission (“SEC”) on October 29, 2010. The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.

NOTE 2 - DEVELOPMENT STAGE

As of January 31, 2011, the Company has invested approximately $603,957 in oil and gas properties, and is participating in drilling and seismic programs. As of January 31, 2011, we have begun to record revenue and we will continue to evaluate our status as a development stage company as our business continues to develop.

NOTE 3 – GOING CONCERN

As of January 31, 2011, we had a working capital (deficit) of ($198,151) and for the six months ended January 31, 2011, our cash (used in) operating activities amounted to ($99,013).  We estimate our minimum investment needs during the remainder of the fiscal year to be $105,000 related to participation in drilling and seismic programs.  Our results of operations resulted in a (deficit) accumulated during the development stage of ($175,610) as of January 31, 2011.  We have participated in the drilling of test wells on undeveloped properties.  We plan further potential participation in drilling and seismic operations for the remainder of 2011 and future periods.  During the six months ended January 31, 2011, the Company borrowed $429,709 (Note 8). We will need to raise equity or borrow additional capital to finance our operating (deficit) and our continued participation in planned activities. If additional financing is not available, we will be compelled to reduce the scope of our business activities.  If we are unable to fund our operating cash flow needs and planned capital investments, it may be necessary to sell all or a portion of our interest in our oil and gas properties.

NOTE 4 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounts Receivable – Consists of amounts receivable from oil sold from our well interests. As of January 31, 2011, our accounts receivable amounted to $58,000, all of which is due from one party, the operator of our oil and gas properties.  Management believes this amount to be fully collectible, and will continue to monitor amounts receivable for collectibility on a periodic basis.

Asset Retirement Obligation Asset retirement obligations associated with tangible long-lived assets are accounted for in accordance with Accounting Standards Codification (“ASC”) 410, “Accounting for Asset Retirement Obligations”. The estimated fair value of the future costs associated with dismantlement, abandonment and restoration of oil and gas properties is recorded generally upon the completion of a well. The net estimated costs are discounted to present values using a risk adjusted rate over the estimated economic life of the oil and gas properties. Such costs are capitalized as part of the related asset. The asset is depleted on the units-of-production method on a field-by-field basis. The liability is periodically adjusted to reflect: (1) new liabilities incurred; (2) liabilities settled during the period; (3) accretion expense; and (4) revisions to estimated future cash flow requirements. The accretion expense is recorded as a component of depreciation, depletion, amortization and accretion expense in the accompanying statements of operations.

HOMELAND RESOURCES, LTD.
(A Development Stage Company)
NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS
JANUARY 31, 2011

Revenue Recognition - The Company recognizes oil and gas revenue when production is sold at a fixed or determinable price, persuasive evidence of an arrangement exists, delivery has occurred and title has transferred, and collectibility is reasonably assured.

NOTE 5 - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Accounting standards-setting organizations frequently issue new or revised accounting rules. We regularly review all new pronouncements that have been issued since the filing of our Form 10K for the year ended July 31, 2010 to determine their impact, if any, on our financial statements.

On August 2, 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2010-21, “Accounting for Technical Amendments to Various SEC Rules and Schedules—Amendments to SEC Paragraphs Pursuant to Release No. 33-9026: Technical Amendments to Rules, Forms, Schedules and Codification of Financial Reporting Policies.” The ASU reflects changes made by the Securities and Exchange Commission (“SEC”) in Final Rulemaking Release No. 33-9026, which was issued in April 2009 and amended SEC requirements in Regulation S-X (17 CFR 210.1-01 et seq.) and Regulation S-K (17 CFR 229.10 et seq.) and made changes to financial reporting requirements in response to the FASB's issuance of SFAS No. 141(R), “Business Combinations” (ASC 805), and SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” (FASB ASC 810). The provisions of ASU 2010-21 did not have a material impact on the financial statements.

There were various other updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company's  financial position, results of operations or cash flows.

NOTE 6 – EARNINGS PER SHARE

Basic income (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding for the period.  Diluted income (loss) per share is calculated by dividing net loss by the weighted average number of common shares and dilutive common stock equivalents outstanding.  During the periods presented, there were no common stock equivalents outstanding.

NOTE 7 – OIL AND GAS PROPERTIES

As of January 31, 2011 and July 31, 2010, the Company’s oil and gas property interests are as follows:

	January 31, 2011	July 31, 2010
Oil and Gas Properties
Washita Bend 3D Exploration Project	$357,542	$203,109
2010-1 Drilling Program	243,180	89,416
Asset Retirement Cost	3,235	1,171
Total	$603,957	$293,696

Washita Bend 3D Exploration Project

As of January 31, 2011, the Company owns a 5% working interest in the Washita Bend 3D Exploration Project. The project provides for the acquisition of approximately 135 miles of 3D seismic data to identify drillable prospects in a study area comprising 119,680 acres in Oklahoma.  The Washita prospect area is located in Cleveland, Garvin, McCain and Pottawatomie Counties, Oklahoma.  As of January 31, 2011, approximately 5,100 acres had been acquired and permitting was complete.  The Company anticipates that data acquisition will begin in March 2011 and analysis of data will be ongoing.  Drilling on the prospect may commence in late winter or early spring 2011, pending results of the seismic analysis.  In connection with the participation in the seismic and lease acquisition agreement, the Company will be carried, by the seller, in a 10% working interest to casing point in the first eight wells in the Washita Bend prospect area.

HOMELAND RESOURCES, LTD.
(A Development Stage Company)
NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS
JANUARY 31, 2011

               2010–1 Drilling Program

As of October 2010, we own a 5% working interest in a drilling program located in Garvin County, Oklahoma. As of January 31, 2011, we had participated in the drilling of four exploratory wells on the prospect acreage. Of the four wells in which we had participated, as of January 31, 2011, three were in production.

NOTE 8 – NOTES PAYABLE

	January 31, 2011	July 31, 2010
Radium Ventures 6.5%	$55,000	$55,000
Radium Ventures 6.5%	50,000	50,000
Radium Ventures 7.5%	544,709	115,000

Total	$649,709	$220,000

Interest expense incurred during the three and six months ended January 31, 2011 amounted to $11,427 and $18,767, respectively. The accrued interest expense related to these notes amounted to $21,309 at January 31, 2011 and has been included in accrued liabilities on the Company’s balance sheet.

In November and December 2010, the Company borrowed $34,979 and $74,730, respectively, under the terms of our $1,000,000 loan facility with Radium Ventures Corp. (“Radium”). These advances bear interest at 7.5% respectively and are payable within 36 months. The Company has agreed to issue the lender 50,000 restricted shares of common stock for every $100,000 borrowed under the loan facility.  In connection with these advances, the Company has issued 50,000 shares of its common stock. (Note 10)

In August, September and October 2010, the Company borrowed $160,000, $30,000 and $130,000 under the terms of our $1,000,000 loan facility. These advances bear interest at 7.5% respectively and are payable within 36 months. In connection with these advances, the Company has issued 150,000 shares of its common stock. (Note 10)

NOTE 9 – DEFERRED FINANCING COSTS

As of January 31, 2011, we have recorded $31,000 in deferred financing costs in connection with the cumulative issuance of 250,000 shares of our common stock in connection with our $1,000,000 loan facility (Note 10). We considered ASC 835-30, “Interest – Imputation of Interest” in recording these amounts. The Company recognizes debt issue costs on the balance sheet as deferred charges, and amortizes the balance over the term of the related debt. The Company amortized $3,347 of deferred financing costs for the six month period ended January 31, 2011.

NOTE 10 – COMMON STOCK

As of January 31, 2011, we had 250,000,000 and 500,000,000 shares of preferred stock and common stock authorized, respectively.  As of January 31, 2011, there were nil and 60,250,000 shares of preferred stock and common stock outstanding, respectively. All shares referenced in these financial statements reflect the share split effected on July 1, 2009.

In August 2003, the Company issued 30,000,000 shares of common stock at $0.0005 per share for gross proceeds of $15,000.

During the year ended July 31, 2005, the Company issued 30,000,000 shares of common stock at $0.0005 per share for gross proceeds of $15,000.

HOMELAND RESOURCES, LTD.
(A Development Stage Company)
NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS
JANUARY 31, 2011

On July 1, 2009, the Company completed a 10-for-1 forward stock split. This resulted in the Company increasing its authorized shares of common stock from 75,000,000 shares at a par value of $0.001 per share to 750,000,000 common shares at a par value of $0.0001 per share. Each outstanding share of common stock was converted into ten (10) shares of common stock.

On July 7, 2010, the Company issued 50,000 shares of common stock at $0.09 per share. The shares were issued in connection with the loan facility from Radium signed on May 15, 2010.

During the year ended July 31, 2010, the Company increased the number of authorized preferred stock to 250,000,000 shares with a par value of $0.0001 per share.  Of this amount, 10,000,000 shares of preferred stock will be designated as Series A Preferred Stock, with a par value of $0.0001 per share.

During the year ended July 31, 2010, the Company decreased the number of authorized common shares to 500,000,000 shares with a par value of $0.0001 per share.

On August 16, 2010, the Company issued 50,000 shares of common stock at $0.09 per share. The shares were issued in connection with the loan facility from Radium signed on May 15, 2010, as deferred financing costs.

On September 22, 2010, the Company issued 50,000 shares of common stock at $0.09 per share. The shares were issued in connection with the loan facility from Radium signed on May 15, 2010, as deferred financing costs.

On October 7, 2010, the Company issued 50,000 shares of common stock at $0.09 per share. The shares were issued in connection with the loan facility from Radium signed on May 15, 2010, as deferred financing costs.

On December 9, 2010, the Company issued 50,000 shares of common stock at $0.26 per share. The shares were issued in connection with the loan facility from Radium signed on May 15, 2010, as deferred financing costs.

NOTE 11 – COMMITMENTS AND CONTINGENCIES

Although not completely estimable as of January 31, 2011, based on the terms of the Company’s original agreements with the operator, the Company anticipates additional expenditures related to its share of the drilling program may exceed $52,500 for the remainder of the fiscal year, and that additional expenditures related to its seismic program may approach $52,500 for the remainder of the fiscal year.  In addition, should the Company choose to terminate its involvement in the seismic program, the Company may incur significant additional liabilities per the terms of its initial agreement with the operator.

NOTE 12 – RECLASSIFICATIONS

Certain prior period amounts have been reclassified in the unaudited financial statements to conform to current period presentation. Such reclassifications have had no effect on the net income (loss).

NOTE 13 – RELATED PARTY TRANSACTIONS

As of January 31, 2011, the Company owed $126,615 to a related party. As of January 31, 2011, amounts payable to the related party included $45,000 in connection with consulting services provided to the Company, while remaining amounts owed were related to reimbursement for expenses paid on behalf of the Company. The Company made no cash payments to related parties during the quarter ended.

 NOTE 14 – SUBSEQUENT EVENTS

The Company has evaluated all transactions through the date of issuance of these financial statements, and noted that there are no subsequent events that would require disclosure.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Our original business plan was to proceed with the exploration of the Home Ranch Prospect to determine whether there were commercially exploitable reserves of minerals located on the property comprising such mineral claims.  In 2010, we determined that our ability to explore for minerals on these claims had become economically non-feasible and we therefore suspended our activities on the Home Ranch Prospect indefinitely in order to focus on our oil and gas interests.  We did not conduct any operations or exploration activities on the Home Ranch Prospect during the period ended January 31, 2011.  At the time of this report, we do not know when or if we will proceed with the Home Ranch Prospect.

In April 2010, we acquired working interests in a seismic exploration program as well as a drilling program in an oil and gas property in Oklahoma, as further described below.  Our present plan of operation is to continue to invest in oil and gas properties.

Oil and Gas Properties

Washita Bend 3D Exploration Project

As of January 31, 2011, we own a 5% working interest in the Washita Bend 3D Exploration Project. The project provides for the acquisition of approximately 135 miles of 3D seismic data to identify drillable prospects in a study area comprising 119,680 acres in Oklahoma.  The Washita prospect area is located in Cleveland, Garvin, McCain and Pottawatomie Counties, Oklahoma.  As of January 31, 2011, approximately 5,100 acres had been acquired and permitting was complete.  The Company anticipates that data acquisition will begin in March 2011 and analysis of data will be ongoing.  Drilling on the prospect may commence in late winter or early spring 2011, pending results of the seismic analysis.  In connection with the participation in the seismic and lease acquisition agreement, the Company will be carried, by the seller, in a 10% working interest to casing point in the first eight wells in the Washita Bend prospect area. The Company’s total funding expenditure related to this project amounted to $357,542 as of January 31, 2011.

2010–1 Drilling Program

As of October 2010, we own a 5% working interest in a Drilling Program located in Garvin County, Oklahoma. As of January 31, 2011, we had participated in the drilling of four exploratory wells on the prospect acreage. Of the four wells that we had participated in as of January 31, 2011, three were in production.

Loans

In November and December 2010, the Company borrowed $34,979 and $74,370, respectively, under the terms of our $1,000,000 loan facility with Radium. These advances bear interest at 7.5% respectively and are payable within 36 months. In connection with these advances, the Company issued 50,000 shares of its common stock.

Results of Operations

Three months ended January 31, 2011 compared to the three months ended January 31, 2010.

We had $68,860 in revenues during the three months ended January 31, 2011, compared with no revenues for the three months ended January 31, 2010.  The increase marks the recognition of production revenues from our recently completed wells.  During the three months ended January 31, 2011, we incurred operating expenses of $27,164, compared with $14,746 during the three months ended January 31, 2010, an increase of $12,418.  The increase in our operating expenses was attributable to lease operating expenses related to the production of oil and gas, and general and administrative expenses, in particular our accounting and audit, legal and website expenses.  During the three months ended January 31, 2011, we incurred other expenses of $13,649, compared with no other expenses during the three months ended January 31, 2010.  The increase in other expenses was attributable to interest expense related to our borrowings on loans and amortization of deferred financing costs.

Results of Operations (continued)

Six months ended January 31, 2011 compared to the six months ended January 31, 2010.

We had $68,860 in revenues during the six months ended January 31, 2011, compared with no revenues for the six months ended January 31, 2010.  The increase marks the recognition of production revenues from our recently completed wells.  During the six months ended January 31, 2011, we incurred operating expenses of $79,804, compared with $24,588 during the six months ended January 31, 2010, an increase of $55,216.  The increase in our operating expenses was attributable to lease operating expenses related to the production of oil and gas, an increase in our general and administrative expenses, in particular, our accounting and audit, legal and website expenses, and an increase in consulting fees with a related party.  During the six months ended January 31, 2011, we incurred other expenses of $22,114, compared with no other expenses during the six months ended January 31, 2010.  The increase in other expenses was attributable to interest expense related to our borrowings on loans and amortization of deferred financing costs.

Liquidity and Capital Resources

As of January 31, 2011, we had cash and cash equivalents of $24,990, compared to cash and cash equivalents of $2,491 as of July 31, 2010.  Our working capital (deficit) at January 31, 2011 was ($198,151), compared to ($289,952) as of July 31, 2010.   Overall for the period, we increased our loans payable as our seismic and drilling programs continue to progress.  Accordingly, the statement of cash flows reflects cash of $308,197 used for the purchase of oil and gas properties, and a total of $429,709 of cash provided by loans from Radium.  Our loan facility from Radium allows us to borrow up to $1,000,000 through December 31, 2011, which date may be extended for an additional twelve months.  Amounts loaned under the facility are to be repaid within 36 months and accrue interest at 7.5% per annum.  The loan facility is unsecured.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of January 31, 2011.

Going Concern

In its report prepared in connection with our 2010 financial statements, our independent registered public accounting firm included an explanatory paragraph stating that, because we had an accumulated (deficit) of ($142,552) and a working capital (deficit) of ($289,952) at July 31, 2010, there was substantial doubt about our ability to continue as a going concern.  At January 31, 2011, our (deficit) accumulated during the development stage was ($175,610).  Our continued existence will depend in large part upon our ability to raise sufficient capital through debt and or equity offerings.  Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Item 4.      Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures, as defined in Rule 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), are our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Act is accumulated and communicated to our sole officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Rule 15d-15 under the Exchange Act, requires us to carry out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of January 31, 2011, being the date of our most recently completed fiscal period covered by this report.  This evaluation was implemented under the supervision and with the participation of our sole officer, Armando Garcia.  Based on this evaluation, Mr. Garcia concluded that the design and operation of our disclosure controls and procedures were not effective since the following material weaknesses existed:

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

As of November 1, 2010, we elected another director to our board of directors and believe that having two directors may address some of the weaknesses noted above.

 Changes in Internal Controls Over Financial Reporting

In connection with the evaluation of our internal controls during our last fiscal quarter, our sole officer has concluded that there were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended January 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.       Legal Proceedings

None.

Item 1A.     Risk Factors

Not required for smaller reporting companies.

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended January 31, 2011, the registrant issued 50,000 shares of its common stock to Radium Ventures Corp. in consideration for loan advances made by Radium.  The shares were valued at $13,000 and were issued pursuant to the exemptions from registration contained in Regulation S promulgated under the Securities Act of 1933, as amended (the “Act”), and Section 4(2) of the Act.

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

HOMELAND RESOURCES LTD.

Date: March 11, 2011	By:	/s/ Armando Garcia
Armando Garcia
President, Secretary, Treasurer
(principal executive and financial officer)