Form 10-Q/A
period 2010-10-31
HOMELAND RESOURCES LTD.
filed 2011-06-14
CIK 1409624

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
Amendment No. 1
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
[  ] Yes   [ x ] No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 60,200,000 shares of Common Stock, $0.0001 par value, as of December 15, 2010

EXPLANATORY NOTE

We are filing this Amendment No. 1 to Form 10-Q for the quarter ended October 31, 2010, as originally filed with the SEC on December 15, 2010 to (1) revise Part I - Item 4. Controls and Procedures to report on changes in internal controls over financial reporting, and (2) file a currently dated certification by our principal executive and principal financial officer.

This Amendment No. 1 continues to speak as of the date of the original Form 10-Q for the quarter ended October 31, 2010 and we have not updated or amended the disclosures contained herein to reflect events that have occurred since the filing of the Form 10-Q, or modified or updated those disclosures in any way other than as described in the preceding paragraphs.  Accordingly, this Amendment No. 1 should be read in conjunction with our filings made with the SEC subsequent to the filing of the original Form 10-Q on December 15, 2010.

PART I

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

We implemented additional internal controls intended to remediate material weaknesses as cited in the prior fiscal year. As a result of additional control procedures implemented we deem that while we have partially mitigated previously cited material weaknesses, our internal controls are still not effective.

As noted above, we elected another director as of November 1, 2010, bringing the total number of directors to two.  By doing so, we believe that we now have another person who can assist our sole officer in identifying errors and irregularities in the financial statements and reports.  Since our sole officer is also a director, we now have some independent oversight over the sole officer.

PART II - OTHER INFORMATION

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

HOMELAND RESOURCES LTD.

Date: June 14, 2011	By:	/s/ Armando Garcia
Armando Garcia
President, Secretary, Treasurer
(principal executive and financial officer)