Form 10-Q/A
period 2011-04-30
HOMELAND RESOURCES LTD.
filed 2011-06-14
CIK 1409624

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

We are filing this Amendment No. 1 to Form 10-Q for the quarter ended January 31, 2011, as originally filed with the SEC on March 11, 2011 to (1) revise Part I - Item 4. Controls and Procedures to report on changes in internal controls over financial reporting, and (2) file a currently dated certification by our principal executive and principal financial officer.

This Amendment No. 1 continues to speak as of the date of the original Form 10-Q for the quarter ended January 31, 2011 and we have not updated or amended the disclosures contained herein to reflect events that have occurred since the filing of the Form 10-Q, or modified or updated those disclosures in any way other than as described in the preceding paragraphs.  Accordingly, this Amendment No. 1 should be read in conjunction with our filings made with the SEC subsequent to the filing of the original Form 10-Q on March 11, 2011.

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

•	We had a sole officer who was also one of two directors . Therefore, there was an inherent lack of segregation of duties and a limited independent governing board.

•	We relied on an external consultant for administration functions, some of which did not have standard procedures in place for formal review by our sole officer.

As of November 1, 2010, we elected another director to our board of directors and believe that having two directors may address some of the weaknesses noted above.

 Changes in Internal Controls Over Financial Reporting

In connection with the evaluation of our internal controls during our last fiscal quarter, our sole officer has concluded that the addition of one director materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.  With the addition of one director, we believe that we now have another person who can assist our sole officer in identifying errors and irregularities in the financial statements and reports.  Since our sole officer is also a director, we now have some independent oversight over the sole officer.

We deem that while we have partially mitigated previously cited material weaknesses, our internal controls are still not effective and require further changes.

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
____________________
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