Form 10-Q
period 2011-04-30
HOMELAND RESOURCES LTD.
filed 2011-06-14
CIK 1409624

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2011

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
[  ] Yes   [ x ] No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 60,300,000 shares of Common Stock, $0.0001 par value, June 12, 2011

HOMELAND RESOURCES LTD.

HOMELAND RESOURCES LTD.
BALANCE SHEETS

	April 30, 2011	July 31, 2010
	(Unaudited)
ASSETS

Current Assets
Cash and cash equivalents	$47,442	$2,491
Accounts receivable	74,000	-
Prepaid expenses	2,515	-
Total Current Assets	123,957	2,491

Deferred financing costs, net	24,944	4,375
Oil and gas properties at cost – full cost method	703,021	293,696

Total Assets	$851,922	$300,562

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)

Current Liabilities
Accounts payable and accrued liabilities	$135,422	$81,388
Accounts payable – related party	150,891	106,055
Notes payable – current portion	105,000	105,000
Total Current Liabilities	391,313	292,443
Long Term Liabilities
Notes payable	544,709	115,000
Asset retirement obligation	3,292	1,171

Total Liabilities	939,314	408,614

Stockholders’(Deficit)
Preferred stock - $0.0001 par value; authorized – 250,000,000 shares Issued and outstanding – nil	-	-
Common stock - $0.0001 par value; authorized – 500,000,000 shares Issued and outstanding – 60,250,000 shares at April 30, 2011 and 60,050,000 shares at July 31, 2010	6,025	6,005
Paid in capital	54,975	28,495
Accumulated Deficit	(148,392)	(142,552)

Total Stockholders’ (Deficit)	(87,392)	(108,052)

Total Liabilities and Stockholders’ (Deficit)	$851,922	$300,562

The accompanying notes are an integral part of these unaudited interim financial statements.

HOMELAND RESOURCES LTD.
STATEMENTS OF OPERATIONS (UNAUDITED)
	Three Months Ended April 30, 2011	Three Months Ended April 30, 2010	Nine Months Ended April 30, 2011	Nine Months Ended April 30, 2010
REVENUES
Oil and gas revenue	$101,628	$-	$170,488	$-
Total Revenues	101,628	-	170,488	-

COSTS AND EXPENSES
Lease operating expenses	6,207	-	8,487	-
Depreciation, depletion, accretion and amortization	21,284	-	21,328	-
General and administrative	25,210	9,254	72,689	25,342
Consulting fees – related party	7,500	-	37,500	7,500
Mineral exploration costs	-	-	-	1,000
TOTAL OPERATING EXPENSES	60,201	9,254	140,004	33,842

INCOME (LOSS) FROM OPERATIONS	41,427	(9,254)	30,484	(33,842)

OTHER EXPENSES
Interest expense	11,626	-	30,393	-
Amortization of deferred financing costs	2,583	-	5,931	-
TOTAL OTHER EXPENSES	14,209	-	36,324	-

Net Income (Loss)	$27,218	$(9,254)	$(5,840)	$(33,842)

Net Income (Loss) Per Common Share Basic and Diluted	$0.000	$(0.000)	$(0.000)	$(0.001)

Weighted average number of common shares outstanding Basic and Diluted	60,250,000	60,000,000	60,200,916	60,000,000

The accompanying notes are an integral part of these unaudited interim financial statements.

HOMELAND RESOURCES LTD.
STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended April 30, 2011	Nine Months Ended April 30, 2010
OPERATING ACTIVITIES
Net (loss)	$(5,840)	$(33,842)
Adjustments to reconcile net (loss) to net cash (used in) operating activities:
Depreciation, depletion, and accretion	21,328
Amortization of deferred financing costs	5,931	-
Change in non-cash working capital items:
(Increase) in accounts receivable	(74,000)	-
Increase (decrease) in accounts payable and accrued liabilities	(52,380)	20,686
Increase in accounts payable and accrued expenses – related party	37,500	7,500
Increase in other current assets	(2,515)	-
Net cash (used in) operating activities	(69,976)	(5,656)
INVESTING ACTIVITIES
Purchase of interests in oil and gas properties	(314,782)	(46,250)
Net cash (used in) investing activities	(314,782)	(46,250)
FINANCING ACTIVITIES
Proceeds from notes payable	429,709	55,000
Net cash provided by financing activities	429,709	55,000

Net increase in cash and cash equivalents	44,951	3,094
Cash and cash equivalents, beginning of period	2,491	89
Cash and cash equivalents, end of period	$47,442	$3,183
SUPPLEMENTAL CASH FLOW DISCLOSURES
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-
NON-CASH INVESTING AND FINANCING ACTIVITIES
Common shares issued in connection with borrowings as deferred financing costs	$26,500	$-

The accompanying notes are an integral part of these unaudited interim financial statements.

HOMELAND RESOURCES, LTD.
NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS
April 30, 2011

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

NOTE 2 - DEVELOPMENT STAGE

Through the quarter ended January 31, 2011 we considered ourselves to be a development stage enterprise as defined by in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 915 "Development Stage Entities”.  We recorded revenues of $68,860 during the three month period ended January 31, 2011. During the three months ended April 30, 2011 we have recorded revenues of $101,628.  As of April 30, 2011 we have invested approximately $703,021 in oil and gas properties, and continue to participate in drilling and seismic programs. As a result of our recording revenue and continued participation in the exploration and development of oil and gas properties and seismic programs we no longer consider ourselves a development stage enterprise as of April 30, 2011.

NOTE 3 – GOING CONCERN

As of April 30, 2011, our current liabilities exceeded our current assets by $267,356 and for the nine months ended April 30, 2011, our cash used in operating activities amounted to $69,976.  We estimate our minimum investment needs during the remainder of the fiscal year to be $45,000 related to participation in drilling and seismic programs.  Our results of operations resulted in an accumulated deficit of $148,392 as of April 30, 2011.  We have participated in the drilling of test wells on undeveloped properties.  We plan further potential participation in drilling and seismic operations for the remainder of 2011 and future periods.  During the nine months ended April 30, 2011, the Company borrowed $429,709 (Note 8). We will need to raise equity or borrow additional capital to finance our operating deficit and our continued participation in planned activities. If additional financing is not available, we will be compelled to reduce the scope of our business activities.  If we are unable to fund our operating cash flow needs and planned capital investments, it may be necessary to sell all or a portion of our interest in our oil and gas properties.

NOTE 4 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounts Receivable – Consists of amounts receivable from oil sold from our well interests. As of April 30, 2011, our accounts receivable amounted to $74,000, all of which is due from one party, the operator of our oil and gas properties.  Management believes this amount to be fully collectible; we will continue to monitor amounts receivable for collectibility on a periodic basis.

Asset Retirement Obligation – Asset retirement obligations associated with tangible long-lived assets are accounted for in accordance with ASC 410, “Accounting for Asset Retirement Obligations”. The estimated fair value of the future costs associated with dismantlement, abandonment and restoration of oil and gas properties is recorded generally upon the completion of a well. The net estimated costs are discounted to present values using a risk adjusted rate over the estimated economic life of the oil and gas properties. Such costs are capitalized as part of the related asset. The asset is depleted on the units-of-production method on a field-by-field basis. The liability is periodically adjusted to reflect: (1) new liabilities incurred; (2) liabilities settled during the period; (3) accretion expense; and (4) revisions to estimated future cash flow requirements. The accretion expense is recorded as a component of depreciation, depletion, accretion and amortization expense in the accompanying statements of operations.

HOMELAND RESOURCES, LTD.
NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS
April 30, 2011

Revenue Recognition – The Company recognizes oil and gas revenue when production is sold at a fixed or determinable price, persuasive evidence of an arrangement exists, delivery has occurred and title has transferred, and collectibility is reasonably assured.

Estimates - The preparation of  financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates under different assumptions or conditions.

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

ASU 2010-6 amends existing disclosure requirements about fair value measurements by adding required disclosures about items transferring into and out of levels 1 and 2 in the fair value hierarchy; adding separate disclosures about purchase, sales, issuances, and settlements relative to level 3 measurements; and clarifying, among other things, the existing fair value disclosures about the level of disaggregation. The adoption of this standard did not have a material impact on our financial statements.

ASU No. 2010-13 clarified the classification of an employee share based payment award with an exercise price denominated in the currency of a market in which the underlying security trades.  The Company adopted this ASU effective January 1, 2011.  The adoption of this ASU did not have a material impact on our results of operations or cash flows.

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

HOMELAND RESOURCES, LTD.
NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS
April 30, 2011

NOTE 7 – OIL AND GAS PROPERTIES

The Company holds the following oil and gas interests:

	April 30, 2011	July 31, 2010
Oil and Gas Properties
Washita Bend 3D Exploration Project	$473,846	$203,109
2010-1 Drilling Program	39,164	89,416
Total Oil and Gas Properties - unproved	513,010	292,525

Oil and Gas Properties - proved	208,047	-
Asset Retirement Cost	3,191	1,171
Less: accumulated depletion and impairment	(21,227)	-
Total	$703,021	$293,696

Washita Bend 3D Exploration Project

In April 2010, we acquired a 5% working interest in the Washita Bend 3D Exploration Project for a total buy-in cost of $46,250.  The project provides for the acquisition of approximately 135 miles of 3D seismic data to identify drillable prospects in a study area comprising 119,680 acres in Oklahoma.  The Washita prospect area is located in Cleveland, Garvin, McCain and Pottawatomie Counties, Oklahoma.  As of April 30, 2011 approximately 65% of data has been recorded, 70 miles of seismic data is in processing, 20 seismic miles of the aforementioned 70 seismic miles is in final processing, and data interpretation has begun. In connection with the participation in the seismic and lease acquisition agreement, the Company will be carried, by the seller, in a 10% working interest to casing point in the first eight wells in the Washita Bend prospect area.

2010–1 Drilling Program

In April 2010, we acquired a 5% working interest in a in a drilling program located in Garvin County, Oklahoma for a total buy in cost of $39,163. The Company agreed to participate in the drilling operations to casing point in the initial test well of each prospect.  The BCP Interest shall be 6.25% and the ACP interest shall be 5.00%.

As of April 30, 2011 we have participated in the drilling of four test wells.  Of the four wells one was abandoned in October 2010 and three have been placed into production. The costs associated the abandoned well of $38,986 have been moved to the proved properties.

The costs associated with the three wells that have been placed into production have been transferred to proved properties, and we have estimated depletion expense related to the wells production amounting to $21,227 for the three and nine months ended April 30, 2011.  When adequate data exists so as to properly quantify proved reserves, we will begin to calculate depletion using a units of production methodology.  We will re-evaluate this estimate as of the end of the current fiscal year.

Impairment

Under the full cost method, the Company is subject to a ceiling test.  This ceiling test determines whether there is any impairment to the proved properties.  The impairment amount represents the excess of capitalized costs over the present value, discounted at 10%, of the estimated future net cash flows from the proven oil and gas reserves plus the cost, or estimated fair market value.  There was no impairment cost for the nine and three month periods ended April 30, 2011 and 2010, respectively.

HOMELAND RESOURCES, LTD.
NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS
April 30, 2011
Depletion

Under the full cost method, depletion is computed on the units of production method based on proved reserves, or upon reasonable estimates where proved reserves have not yet been established due to the recent commencement of production.  Depletion expense recognized was $21,227 and $nil for the three and nine months periods ended April 30, 2011 and 2010, respectively.

NOTE 8 – NOTES PAYABLE

The Company has recorded the following notes payable:

	April 30, 2011	July 31, 2010
Radium Ventures 6.5%	$55,000	$55,000
Radium Ventures 6.5%	50,000	50,000
Radium Ventures 7.5%	544,709	115,000

Total	$649,709	$220,000

Interest expense incurred during the three and nine months ended April 30, 2011 amounted to $11,626 and $30,393, respectively. Accrued interest expense related to these notes amounted to $32,934 at April 30, 2011 and has been included in accrued liabilities on the Company’s balance sheet.

In August, September and October 2010, the Company borrowed $160,000, $30,000 and $130,000 under the terms of our $1,000,000 loan facility with Radium Ventures Corp. (“Radium”). These advances bear interest at 7.5% and are payable within 36 months. The Company has agreed to issue the lender 50,000 restricted shares of common stock for every $100,000 borrowed under the loan facility. In connection with these advances, the Company has issued the lender 150,000 shares of its common stock (Note 10).

In November and December 2010, the Company borrowed $34,979 and $74,730 under the terms of our $1,000,000 loan facility with Radium. These advances bear interest at 7.5% and are payable within 36 months.  In connection with these advances, the Company has issued the lender 50,000 shares of its common stock (Note 10).

In May 2011, the Company borrowed $60,000 under the terms of our $1,000,000 loan facility with Radium.  This advance bears interest at 7.5% and is payable within 36 months. In connection with this advance, the Company was issued the lender 50,000 shares of its common stock (Note 14).

NOTE 9 – DEFERRED FINANCING COSTS

As of April 30, 2011, we have recorded $31,000 in deferred financing costs in connection with the cumulative issuance of 250,000 shares of our common stock in connection with our $1,000,000 loan facility (Note 10). We considered ASC 835-30, “Interest – Imputation of Interest” in recording these amounts. The Company recognizes debt issue costs on the balance sheet as deferred charges, and amortizes the balance over the term of the related debt. The Company amortized $5,931 of deferred financing costs for the nine month period ended April 30, 2011.

NOTE 10 – STOCKHOLDERS’ (DEFICIT)

As of April 30, 2011, we had 250,000,000 and 500,000,000 shares of preferred stock and common stock authorized, respectively.  10,000,000 shares of preferred stock will be designated as Series A Preferred Stock, with a par value of $0.0001 per share.  As of April 30, 2011, there were nil and 60,250,000 shares of preferred stock and common stock outstanding, respectively.

HOMELAND RESOURCES, LTD.
NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS
April 30, 2011

Common Stock – Activity related to our common stock for the nine months ended April 30, 2011 was as follows:

On August 16, 2010, the Company issued 50,000 shares of common stock at $0.09 per share.

On September 22, 2010, the Company issued 50,000 shares of common stock at $0.09 per share.

On October 7, 2010, the Company issued 50,000 shares of common stock at $0.09 per share.

On December 9, 2010, the Company issued 50,000 shares of common stock at $0.26 per share.

NOTE 11 – COMMITMENTS AND CONTINGENCIES

Although not completely estimable as of April 30, 2011, based on the terms of the Company’s original agreements with the operator, the Company anticipates additional expenditures related to its share of the drilling program may exceed $45,000 for the remainder of the fiscal year, and that additional expenditures related to its seismic program may approach $45,000 for the remainder of the fiscal year.  In addition, should the Company choose to terminate its involvement in the seismic program, the Company may incur significant additional liabilities per the terms of its initial agreement with the operator.

NOTE 12 – RECLASSIFICATIONS

Certain prior period amounts have been reclassified in the unaudited financial statements to conform to current period presentation. Such reclassifications have had no effect on the net income (loss).

NOTE 13 – RELATED PARTY TRANSACTIONS

As of April 30, 2011, the Company owed $150,891 to a related party. As of April 30, 2011, amounts payable to the related party included $52,500 in connection with consulting services provided to the Company, while remaining amounts owed are related to expenses paid on behalf of the Company. During the three and nine months ended April 30, 2011, the Company incurred $7,500 and $37,500, respectively, in consulting expense with the related party.  The Company made no cash payments to related parties during the three months and nine months ended April 30, 2011.

 NOTE 14 – SUBSEQUENT EVENTS

The Company has evaluated all transactions through the date of issuance of these financial statements, and noted that except as follows, there are no subsequent events that would require disclosure:

In May 2011, the Company borrowed $60,000 under the terms of our $1,000,000 loan facility with Radium.  This advance bears interest at 7.5% and is payable within 36 months. In connection with this advance, the Company issued 50,000 shares of its common stock. (Note 8)

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Our original business plan was to proceed with the exploration of the Home Ranch Prospect to determine whether there were commercially exploitable reserves of minerals located on the property comprising such mineral claims.  In fiscal 2010, we determined that our ability to explore for minerals on these claims had become economically non-feasible and we therefore suspended our activities on the Home Ranch Prospect indefinitely in order to focus on our oil and gas interests.  We did not conduct any operations or exploration activities on the Home Ranch Prospect during the period ended April 30, 2011.  At the time of this report, we do not know when or if we will proceed with the Home Ranch Prospect.

In April 2010, we acquired working interests in a seismic exploration program as well as a drilling program in an oil and gas property in Oklahoma, as further described below.  Our present plan of operation is to continue to invest in oil and gas properties.

Oil and Gas Properties

Washita Bend 3D Exploration Project

In April 2010, we acquired a 5% working interest in the Washita Bend 3D Exploration Project for a total buy-in cost of $46,250.  The project provides for the acquisition of approximately 135 miles of 3D seismic data to identify drillable prospects in a study area comprising 119,680 acres in Oklahoma.  The Washita prospect area is located in Cleveland, Garvin, McCain and Pottawatomie Counties, Oklahoma.  As of April 30, 2011 approximately 65% of data has been recorded, 70 miles of seismic data is in processing, 20 seismic miles of the aforementioned 70 seismic miles is in final processing, and data interpretation has begun. In connection with the participation in the seismic and lease acquisition agreement, the Company will be carried, by the seller, in a 10% working interest to casing point in the first eight wells in the Washita Bend prospect area.

 2010–1 Drilling Program

As of April 30, 2011, we own a 5% working interest in a Drilling Program located in Garvin County, Oklahoma. As of April 30, 2011, we had participated in the drilling of four exploratory wells on the prospect acreage. Of the four wells that we had participated in as of April 30, 2011, three were in production.

Loans

From February through April 2011, the Company did not borrow any funds under the terms of our $1,000,000 loan facility with Radium. As such, the Company did not issue any shares of its common stock in connection with this loan.

In May 2011, the Company borrowed $60,000 under the terms of our $1,000,000 loan facility with Radium.  This advance bears interest at 7.5% and is payable within 36 months.  In connection with this advance, the Company issued 50,000 shares of its common stock.

Results of Operations

Three months ended April 30, 2011 compared to the three months ended April 30, 2010.

Revenues - We recognized $101,628 in revenues during the three months ended April 30, 2011, compared with $nil for the three months ended April 30, 2010.  The increase results from the recognition of production revenue related to three of our recently completed wells placed into service during the quarter ended January 31, 2011.

Expenses - During the three months ended April 30, 2011, we incurred operating expenses of $60,201 as compared to $9,254 during the three months ended April 30, 2010, an increase of $50,947.  The increase in directs costs is primarily attributable to increased lease operating expenses of $6,207 as compared to $nil in the corresponding prior period, DDA expense of $21,284 as compared to $nil in the corresponding prior period resulting primarily from our recording of depletion expense related to our wells recently placed into production and accretion of our asset retirement obligations, as well as increases in general and administrative expenses of $25,210 as compared to $9,254 in the corresponding prior period in particular our accounting and audit, legal, related party consulting, website development expenses, and marketing costs.

Other expenses – We incurred $14,209 in other expenses during the three months ended April 30, 2011 as compared to $nil during the three months ended April 30, 2010.  The increase in other expenses is attributable to interest expense related to our loans and the amortization of deferred financing costs. Our borrowings increased to approximately $650,000 as of April 30, 2011 as compared to $55,000 at April 30, 2010.

Nine months ended April 30, 2011 compared to the nine months ended April 30, 2010.

Revenues - We recognized $170,488 in revenues during the nine months ended April 30, 2011, compared with $nil for the three months ended April 30, 2010.  The increase results from the recognition of production revenue related to three of our recently completed wells placed into service during the quarter ended January 31, 2011.

Expenses - During the nine months ended April 30, 2011, we incurred operating expenses of $140,004 compared to  $33,842 during the nine months ended April 30, 2010, an increase of $106,162.  The increase in directs costs is primarily  attributable to increased lease operating expenses of $8,487 as compared to $nil in the corresponding prior period, DDA expense of $21,328 as compared to $nil in the corresponding prior period resulting primarily from our recording of depletion expense related to our wells placed into production and accretion of asset retirement obligations, as well as increases in general and administrative expenses of $72,689 as compared to $25,342 in the corresponding prior period in particular our accounting and audit, legal, related party consulting, website development expenses, and marketing costs.

Other expenses – We incurred $36,324 in other expenses during the nine months ended April 30, 2011 as compared to $nil during the nine months ended April 30, 2010.  The increase in other expenses is attributable to interest expense related to our loans and the amortization of deferred financing costs. Our borrowings increased to approximately $650,000 as of April 30, 2011 as compared to $55,000 at April 30, 2010.

Liquidity and Capital Resources

As of April 30, 2011, we had cash and cash equivalents of $47,442, compared to cash and cash equivalents of $2,491 as of July 31, 2010.  Our working capital deficit at April 30, 2011 was $267,356, compared to $289,952 as of July 31, 2010.   Overall, for the nine month period ended April 30, 2011, we increased our notes payable as our seismic and drilling programs continue to progress.  Accordingly, the statement of cash flows reflects cash of $314,782 used for the purchase of oil and gas properties, and a total of $429,709 of cash provided by loans from Radium.  Our loan facility from Radium allows us to borrow up to $1,000,000 through December 31, 2011, which date may be extended for an additional twelve months.  Amounts loaned under the facility are to be repaid within 36 months and accrue interest at 7.5% per annum.  The loan facility is unsecured.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of April 30, 2011.

Going Concern

In its report prepared in connection with our fiscal year 2010 financial statements, our independent registered public accounting firm included an explanatory paragraph stating that, because we had an accumulated deficit of $142,552 and a working capital deficit of $289,952 at July 31, 2010, there was substantial doubt about our ability to continue as a going concern.  At April 30, 2011 our accumulated deficit was $148,392.  Our continued existence will depend in large part upon our ability to raise sufficient capital through debt and or equity offerings.  Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Item 4.      Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures, as defined in Rule 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), are our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Act is accumulated and communicated to our sole officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Rule 15d-15 under the Exchange Act, requires us to carry out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of April 30, 2011, being the date of our most recently completed fiscal period covered by this report.  This evaluation was implemented under the supervision and with the participation of our sole officer, Armando Garcia.  Based on this evaluation, Mr. Garcia concluded that the design and operation of our disclosure controls and procedures were not effective since the following material weaknesses existed:

•
We relied on external consultants for the preparation of our financial statements and reports.  As a result, our sole officer may not be able to identify errors and irregularities in the financial statements and reports.

•	We had a sole officer who was one of two directors. Therefore, there was an inherent lack of segregation of duties and a limited independent governing board.

•	We relied on an external consultant for administration functions, some of which did not have standard procedures in place for formal review by our sole officer.

As of November 1, 2010, we elected another director to our board of directors and believe that having two directors may address some of the weaknesses noted above.

 Changes in Internal Controls Over Financial Reporting

In connection with the evaluation of our internal controls during our last fiscal quarter, our sole officer has concluded that there were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended April 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.       Legal Proceedings

None.

Item 1A.    Risk Factors

Not required for smaller reporting companies.

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended April 30, 2011, the registrant issued no shares of the Company’s common stock.

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
_____________________
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