Form 10-K
period 2011-07-31
HOMELAND RESOURCES LTD.
filed 2011-10-28
CIK 1409624

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended July 31, 2011

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
Yes ☐   No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $5,422,500 as of January 31, 2011

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 60,300,000 on October 28, 2011.

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

“Bbl” is defined herein to mean one stock tank barrel, or 42 U.S. gallons liquid volume, used in reference to oil or other liquid hydrocarbons.

“Mcf” is defined herein to mean one thousand cubic feet of natural gas at standard atmospheric conditions.

“Working interest” is defined herein to mean an interest in an oil and gas lease that gives the owner of the interest the right to drill for and produce oil and gas on the leased acreage and requires the owner to pay a share of the costs of drilling and production operations.  The share of production to which a working interest owner is entitled will always be smaller than the share of costs that the working interest owner is required to bear, with the balance of the production accruing to the mineral owners of royalties.

HOMELAND RESOURCES LTD.

FORM 10-K
FOR THE FISCAL YEAR ENDED
JULY 31, 2011

PART I

ITEM 1.BUSINESS

History and Overview

Homeland Resources Ltd. (“we,” “us,” or “our”) was organized under the laws of the State of Nevada on July 8, 2003.   We are an independent oil and gas exploration company participating in various exploration and seismic programs.

Until fiscal 2009, our focus was on our undeveloped mineral interests and we were considered, at that time, to be a development stage company engaged in the acquisition and exploration of mineral properties. We still hold an interest in six unpatented mining claims located in Luna County, New Mexico acquired in March 2004.  We refer to these mineral claims as the HR Claims and the overall project and property as the Home Ranch Prospect.  We own a 100% interest in the HR Claims.  However, due to our lack of working capital, our ability to explore for minerals on these claims became economically non-feasible and the properties were written-down to a nominal value of $1 in 2009.  We still hold these interests and may in future periods elect to develop them.

In April 2010, we acquired a 5% working interest in the Washita Bend 3D Exploration Project for $46,250. The purchase agreement provides for the acquisition of approximately 135 square miles of 3D seismic data to identify drillable prospects in a study area comprising 119,680 acres in Oklahoma.  The Washita prospect area is located in Cleveland, Garvin, McCain and Pottawatomie Counties, Oklahoma. In April 2010, we acquired a 5% working interest in a Drilling Program located in Garvin County, Oklahoma.  To date four wells have been drilled on that location of which three have entered into production.

Our current plan of operations is to continue to invest in oil and gas properties.  As noted above, we have suspended our efforts on the Home Ranch Prospect in order to focus on our oil and gas interests. We may revitalize these efforts again in the future.

On July 1, 2009, we effected a 10-for-1 forward stock split of our common stock.  The number of issued and outstanding shares of common stock increased from 6,000,000 to 60,000,000 and the number of authorized shares of common stock increased from 75,000,000 shares at a par value of $0.001 per share to 750,000,000 shares at a par value of $0.0001 per share.

On February 3, 2010, we amended our Articles of Incorporation to (i) decrease the number of authorized common stock to 500,000,000 shares with a par value of $0.0001 per share and (ii) increase the number of authorized preferred stock to 250,000,000 shares with a par value of $0.0001 per share, of which 10,000,000 shares of preferred stock were designated as Series A Preferred Stock, with a par value of $0.0001 per share.  On We established the Series A Preferred Stock with the rights, preferences and privileges set forth in the Certificate of Designation therefor filed with the Secretary of State of Nevada on February 4, 2010.

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

At present, we do not believe that compliance with environmental legislation and regulations will have a material effect on our operations or investments; however, any changes in environmental legislation or regulations or in our activities may cause compliance with such legislation and/or regulation to have a material impact on our operations or investments.  In addition, certain types of operations require the submission and approval of environmental impact assessments.  Environmental legislation is evolving in a manner that means stricter standards, and enforcement, fines and penalties for non-compliance are becoming more stringent.  Environmental assessments of proposed projects carry a heightened degree of responsibility for companies and their directors, officers and employees.  The cost of compliance with changes in governmental regulations has a potential to reduce the profitability of operations and investments.  We intend to ensure that we comply fully with all environmental regulations relating to our operations.

Employees

We have no employees other than our sole officer, Armando Garcia, who as of the date of this report is serving without compensation.  We anticipate that we will be conducting most of our business through agreements with consultants and third parties.

ITEM 1A.RISK FACTORS

Not required for smaller reporting companies.

ITEM 1B.UNRESOLVED STAFF COMMENTS

Not required for smaller reporting companies.

ITEM 2.  PROPERTIES

Oil and Gas Properties

Washita Bend 3D Exploration Project - On April 20, 2010, we acquired a 5% working interest in the Washita Bend 3D Exploration Project for a total buy-in cost of $46,250.  The purchase agreement provides for the acquisition of approximately 135 square miles of 3D seismic data to identify drillable prospects in a study area comprising 119,680 acres in Oklahoma.  The Washita prospect area is located in Cleveland, Garvin, McCain and Pottawatomie Counties, Oklahoma.

As of July 31, 2011, the shooting of data had been completed and the processing of raw data was underway.  As of July 31, 2011, it was anticipated that the processing of raw data would take several more months and several additional months might be required to research title and lease the desired land. Drilling is anticipated to start in early calendar 2012 and the project is anticipated to include a minimum of ten prospect wells.

As a component of the purchase agreement, we acquired from the seller, a 10% carried working interest to casing point in the first eight wells drilled on this prospect area.  Our total funding expenditure related to this project was $478,628 as of July 31, 2011. Although not completely estimable, we anticipate that additional expenditures related to this program may approach $50,000 for the remainder of calendar 2011.

2010–1 Drilling Program - In April 2010, we acquired a 5% working interest in the 2010-1 Drilling Program located in Garvin County, Oklahoma for total buy-in costs of $39,163.  The drilling program prospect area is located in Garvin County Oklahoma.  As of July 31, 2011, the Miss Jenny #1-8 had been placed into production and had cumulated production of 61,210 Bbls of oil. The Jack #1-13 had been placed into production and had produced a cumulated 9,895 Bbls of oil and 1,704 Mcf of natural gas and the Gehrke #1-24 had been placed into production and had produced a cumulated 6,312 Bbls of oil and 11,232 Mcf of natural gas.  Costs associated with the producing wells have been classified as proved properties in accordance with the principles of full cost accounting so as to allow for the recording of depletion expense.  Cumulated production data presented herein represents gross production for wells that the Company maintains and ownership interest.  Net production and price data is presented below.

Production and Price

The following table sets forth information regarding net production of oil and natural gas, and certain price and cost information for fiscal years ended July 31, 2011 and 2010.

	For the fiscal year ended July 31, 2011	For the fiscal year ended July 31, 2010*
Production Data:
Natural gas (Mcf)	479	-
Oil (Bbls)	2,807	-
Average Prices:
Natural gas (per Mcf)	$7.14	-
Oil (per Bbl)	$92.48	-
Production Costs:
Natural gas (per Mcf)	$7.51	-
Oil (per Bbl)	$85.71	-

•
The Company had no production data and or associated production costs during the fiscal year ended July 31, 2010 as the wells for which the Company has ownership interests were placed in service during the first and second quarters of the fiscal year ended July 31, 2011.

Mineral Properties

During the year ended July 31, 2004, we acquired six unpatented lode mining claims.  These claims are located in western Luna County, New Mexico and are collectively known as the Home Ranch Prospect.  Under the General Mining Law of 1872, which governs our mining claims and leases, we, as the holder of the HR Claims, have the right to develop the minerals located in the land identified in the HR Claims.  We must incur annual assessment work of $100 for each claim or pay an annual maintenance fee of $140 per claim to hold the HR Claims.  The HR Claims can be held indefinitely with or without mineral production, subject to challenge if not developed.  Using land under an unpatented mining claim for anything but mineral and associated purposes violates the General Mining Law of 1872. In August, 2011 the Company filed a notice of intent to hold these claims with Luna County New Mexico.

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

In 2010, we suspended activities on the Home Ranch Prospect indefinitely in order to focus on our oil and gas properties.  We continue to pay the annual maintenance fees to hold these claims.

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

Fiscal Quarter Ending	High Bid	Low Bid
October 31, 2009	--	--
January 31, 2010	--	--
April 30, 2010	$0.18	$0.07
July 31, 2010	$0.18	$0.09
October 31, 2010	$0.12	$0.09
January 31, 2011	$0.26	$0.12
April 30, 2011	$0.35	$0.18
July 31, 2011	$0.27	$0.12

On October 15, 2011, the last trading price for the common stock was $0.12.

Holders and Dividends

As of October 17, 2011, there were 34 record holders of our common stock.

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

Recent Sales of Unregistered Securities

During the fiscal year ended July 31, 2011, the Company issued 250,000 shares of common stock: 150,000 shares at $0.09 per share in August, September and October, 2010, 50,000 shares at $0.26 per share in December 2010 and 50,000 shares at $0.23 in May 2011 to Radium Ventures Corp. (“Radium”), pursuant to the terms of the loan agreement with Radium signed on May 15, 2010, which is further described in Item 7 below.  These shares were issued under the private offering exemption under Section 4(2) of the Securities Act of 1933, as Radium was

deemed to be sophisticated with respect to the investment in the securities due to its financial condition and involvement in our business and had access to the kind of information which registration would disclose.

ITEM 6.	SELECTED FINANCIAL DATA

Not required for smaller reporting companies.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our original business plan was to proceed with the exploration of the Home Ranch Prospect to determine whether there were commercially exploitable reserves of minerals located on the property comprising such mineral claims.  In 2009, we determined that our ability to explore for minerals on these claims had become economically non-feasible and we therefore suspended our activities on the Home Ranch Prospect indefinitely in order to focus on our oil and gas interests.  We did not conduct any operations or exploration activities on the Home Ranch Prospect during the fiscal years ended July 31, 2011 or 2010.  At the time of this report, we do not know when or if we will proceed with the Home Ranch Prospect.

In April 2010, we acquired working interests in a seismic exploration program as well as a drilling program in oil and gas properties in Oklahoma, as further described above.  Our present plan of operation is to continue to invest in oil and gas properties.

The following discussion and analysis of our financial condition and plan of operation should be read in conjunction with our Financial Statements and related notes appearing elsewhere in this Form 10-K.

Results of Operations

Year Ended July 31, 2011 as Compared to Year Ended July 31, 2010

We recognized revenue of $243,140 for the year ended July 31, 2011 as compared to $nil in the fiscal year ended July 31, 2010. The 100% increase in revenue during fiscal 2011 is attributable to our participation in three wells that entered into production during the fiscal year.

For the fiscal year ended July 31, 2011, we incurred a net loss of $4,229 as compared to a net loss of $57,099 for the fiscal year ended July 31, 2010.  This decrease in net loss of $52,870 or 93% is attributable to revenue recognized during the period in connection with our ownership interests in wells placed in service during the period, offset by increases in operating expenses.

For the fiscal year ended July 31, 2011, we incurred operating expenses of $194,398 as compared to $54,432 for the year ended July 31, 2010. The increase in our operating expenses of $139,966 or 257% was primarily attributable to lease operating expenses of $20,865, depletion and accretion expense of $41,773 incurred in the 2011 fiscal period as compared to $nil in the 2010 fiscal period, coupled with increases in related party consulting fees of $45,000 and general and administrative expenses of $86,760 compared to $15,000 and $37,420, respectively, in the 2010 period.  General and administrative expense increases resulted primarily from increases in professional fees and expenses to maintain our corporate existence.

Our accumulated deficit as of July 31, 2011 was $146,781. Through the quarter ended January 31, 2011, we accumulated a deficit during the development stage of $175,610, as discussed elsewhere herein we emerged from the development stage during the quarter ended April 30, 2011.

Liquidity and Capital Resources

Working Capital - At July 31, 2011, we had cash of $65,811 and our current liabilities exceeded our current assets by $186,536, as compared to cash of $2,491 and current liabilities which exceeded our current assets by $289,952 in the corresponding 2010 period.

Cash Flow Net cash used in or provided by operating, investing and financing activities for the year ended July 31 were as follows:

	2011	2010
Net cash provided by operating activities	$21,167	$74,926
Net cash (used) in investing activities	$(447,556)	$(292,524)
Net cash provided by financing activities	$489,709	$220,000

Net Cash Used in Operating Activities. The changes in net cash used in operating activities for the fiscal years ended July 31, 2011 and 2010 are attributable to our net income adjusted for non-cash charges as presented in the statements of cash flows and changes in working capital as discussed above.

Net Cash Used in Investing Activities. Net cash used in investing activities for the fiscal years ended July 31, 2011 and 2010 was related to our expenditures on oil and gas properties as well as our participation in drilling and seismic programs.

Net Cash Provided by Financing Activities.  Net cash provided by financing activities for the fiscal years ended July 31, 2011 and 2010 was related to borrowings on notes payable and our credit facility as described herein.

Loans

Fiscal year ended July 31, 2011

We incurred the following borrowings under our $1,000,000 credit facility which is described more fully below in “Fiscal year ended July 31, 2010”:

On August 16, 2010, we borrowed $160,000 at 7.5% per annum due and payable on May 15, 2013.

On September 22, 2010, we borrowed $30,000 at 7.5% per annum due and payable on May 15, 2013.

On October 7, 2010, we borrowed $130,000 at 7.5% per annum due and payable on May 15, 2013.

On November 2, 2010, we borrowed $34,979 at 7.5% per annum due and payable on May 15, 2013.

On December 9, 2010, we borrowed $74,730 at 7.5% per annum due and payable on May 15, 2013.

On May 5, 2011, we borrowed $60,000 at 7.5% per annum per due and payable on May 15, 2013.

Draws on our credit facility were utilized to fund our participation in drilling and seismic programs, as well as the operations of the Company.

In connection with the draws on the credit facility during the fiscal year ended July 31, 2011, we have issued to Radium 250,000 shares of our common stock which we have recorded as deferred financing costs.

Fiscal year ended July 31, 2010

On April 19, 2010, we borrowed $55,000 from Radium Ventures Corp. (“Radium”), an unrelated third party.  The loan is an unsecured demand obligation that accrues interest at 6.5% per annum.  The proceeds were used to fund the participation in the Washita project described above.  This note matures on April 19, 2012.

On May 11, 2010, we borrowed $50,000 from Radium.  The loan is an unsecured demand obligation that accrues interest at 6.5% per annum.  The proceeds were used to fund the participation in the 2010-1 Drilling program described above.  This note matures on May 11, 2012.

On May 15, 2010, we entered into a loan agreement with Radium, pursuant to which Radium has agreed to loan up to $1,000,000 through December 31, 2011, which date may be extended for an additional twelve months.  Amounts loaned under the agreement are to be repaid within 36 months and accrue interest at 7.5% per annum.  The loan is unsecured.  We also agreed to issue Radium, 50,000 restricted shares of our common stock for every $100,000 borrowed under the agreement.  We, at our option, may borrow up to an additional $1,000,000 if we have exhausted the funds available under the agreement.  In June 2010 and July 2010, we borrowed $50,000 and $65,000 respectively in connection with this agreement and issued to Radium 50,000 shares of our common stock pursuant to this agreement.

Going Concern

In their report prepared in connection with our July 31, 2011 financial statements, our auditors included an explanatory paragraph stating that, because we had an accumulated deficit of $146,781 and our current liabilities exceeded our current assets by $186,536 at July 31, 2011, there is doubt about our ability to continue as a going concern.  Our continued existence will depend in large part upon our ability to raise sufficient capital through debt and or equity offerings.  Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Summary of Significant Accounting Policies

Oil and Gas Interests - We follow the full cost accounting method to account for oil and natural gas properties, whereby costs incurred in the acquisition, exploration and development of oil and gas reserves are capitalized.  Such costs include lease acquisition, geological and geophysical activities, rentals on non-producing leases, drilling, completing and equipping of oil and gas wells and administrative costs directly attributable to those activities and asset retirement costs.  Disposition of oil and gas properties are accounted for as a reduction of capitalized costs, with no gain or loss recognized unless such adjustment would significantly alter the relationship between capital costs and proved reserves of oil and gas, in which case the gain or loss is recognized to income.

Asset Retirement Obligations - We follow Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 410-20“Accounting for Asset Retirement Obligations.”  FASB ASC 410-20 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs.  FASB ASC 410-20 requires recognition of the present value of obligations associated with the retirement of tangible long-lived assets in the period in which it is incurred.  As of July 31, 2011 and 2010, we recognized the future cost to plug and abandon the gas wells over the estimated useful lives of the wells in accordance with FASB ASC 410-20.  The liability for the fair value of an asset retirement obligation with a corresponding increase in the carrying value of the related long-lived asset is recorded at the time a well is completed and ready for production.  We amortize the amount added to the oil and gas properties and recognize accretion expense in connection with the discounted liability over the remaining life of the respective wells. The estimated liability is based on historical experience in plugging and abandoning wells, estimated useful lives based on engineering studies, external estimates as to the cost to plug and abandon wells in the future and federal and state regulatory requirements. The liability is a discounted liability using a credit-adjusted risk-free rate of 7.5%.  Revisions to the liability could occur due to changes in plugging and abandonment costs, well useful lives or if federal or state regulators enact new guidance on the plugging and abandonment of wells.

Mineral Property - Our undeveloped mineral property consists of leases on unpatented lode mining claims located in New Mexico.  Mineral exploration costs are expensed as incurred.  When it has been determined that a mineral property can be economically developed, the costs incurred to develop such property, including costs to further delineate the ore body and remove overburden to initially expose the ore body, are capitalized.  Such costs and estimated future development costs are amortized using a unit-of-production basis over the estimated life of the ore body.  Ongoing development expenditures to maintain production are charged to operations as incurred.

Significant expenditures directly related to the acquisition of exploration interests are capitalized. If a mineable ore body is discovered, such costs are amortized using a unit-of-production method. If no mineable ore body is discovered, such costs are expensed in the period in which it is determined the property has no future economic value.

Impairment of Long-Lived Assets - We have adopted ASC 360, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which requires that long-lived assets to be held be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  ASC 360 establishes a single auditing model for long-lived assets to be disposed of by sale.

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

ITEM 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

HOMELAND RESOURCES LTD.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Homeland Resources Ltd.

We have audited the accompanying balance sheet of Homeland Resources Ltd. (the “Company”) as of July 31, 2011, and the related statements of income, stockholders’ equity, and cash flows for the year then ended. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 4 to the financial statements, the Company has accumulated a deficit of $146,781 through July 31, 2011 and current liabilities exceeded current assets by $186,536. These factors among others may indicate that the Company may be unable to continue in existence. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Homeland Resources Ltd as of July 31, 2011, and the results of its operations and its cash flows for each of the year then ended, in conformity with accounting principles generally accepted in the United States of America.
/s/ Stark Schenkein LLP

Denver, Colorado October 27, 2011

HOMELAND RESOURCES LTD.
BALANCE SHEETS

	July 31, 2011	July 31, 2010
ASSETS

Current Assets
Cash	$65,811	$2,491
Accounts receivable	54,000	-
Prepaid expenses	2,515	-
Total Current Assets	122,326	2,491

Deferred financing costs, net	32,949	4,375
Mineral property	1	1

Oil and gas properties, at cost (full cost method)
Proved properties	211,238	-
Unproved properties	517,790	293,695
Less: accumulated depletion and depreciation	(41,611)	-
Net oil and gas properties	687,417	293,695

Total Assets	$842,693	$300,562

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable and accrued liabilities	$68,008	$81,388

Accounts payable – related party	135,854	106,055

Notes payable – current portion	105,000	105,000
Total Current Liabilities	308,862	292,443

Long Term Liabilities
Note payable	604,709	115,000
Asset retirement obligation	3,353	1,171
Total Liabilities	916,924	408,614

Stockholders’ (Deficit)
Preferred stock - $0.0001 par value; authorized – 250,000,000 shares Issued and outstanding - nil	-	-
Common stock - $0.0001 par value; authorized – 500,000,000 shares
Issued and outstanding – 60,300,000 shares	6,030	6,005
Additional paid in capital	66,520	28,495
(Deficit) accumulated during the development stage	(175,610)	(142,552)
Retained earnings	28,829	-
Total Stockholders’ (Deficit)	(74,231)	(108,052)
Total Liabilities and Stockholders’ Deficit	$842,693	$300,562
The accompanying notes are an integral part of these financial statements

HOMELAND RESOURCES LTD.
STATEMENTS OF OPERATIONS

	Year Ended July 31, 2011	Year Ended July 31, 2010

REVENUES
Oil and gas revenues	$243,140	$-
Total Revenues	243,140

OPERATING EXPENSES
Lease operating expenses	20,865	-
Depreciation depletion and accretion	41,773	-
Consulting fees – related party	45,000	15,000
General and administrative	86,760	37,420
Mineral exploration costs	-	2,012
TOTAL OPERATING EXPENSES	(194,398)	(54,432)

INCOME (LOSS) FROM OPERATIONS	48,742	(54,432)

OTHER EXPENSES
Interest expense	43,495	2,542
Amortization of deferred financing costs	9,476	125
TOTAL OTHER EXPENSES	52,971	2,667

Net loss	$(4,229)	$(57,099)

Net Loss Per Common Share
Basic and Diluted	$(0.000)	$(0.001)

Weighted average number of common shares outstanding
Basic and Diluted	60,225,205	60,003,288

The accompanying notes are an integral part of these financial statements

HOMELAND RESOURCES LTD.
STATEMENT OF STOCKHOLDERS’ (DEFICIT)

	Number of Shares	Amount	Paid in Capital	Accumulated (Deficit)	Total Stockholders’ (Deficit)

Balance, July 31, 2009	60,000,000	$6,000	$24,000	$(85,453)	$(55,453)
Issuance of common shares in connection with debt@$0.09	50,000	5	4,495	-	4,500
Net loss for the year	-	-	-	(57,099)	(57,099)
Balance, July 31, 2010	60,050,000	6,005	28,495	(142,552)	(108,052)
Issuance of common shares in connection with debt@$0.09	150,000	15	13,485	-	13,500
Issuance of common shares in connection with debt@$0.26	50,000	5	12,995	-	13,000
Issuance of common shares in connection with debt@$0.23	50,000	5	11,545	-	11,550
Net loss for the year	-	-	-	(4,229)	(4,229)
Balance, July 31, 2011	60,300,000	$6,030	$66,520	$(146,781)	$(74,231)

The accompanying notes are an integral part of these financial statements.

HOMELAND RESOURCES LTD.
STATEMENTS OF CASH FLOWS

	Year Ended July 31, 2011	Year Ended July 31, 2010

OPERATING ACTIVITIES
Net loss	$(4,229)	$(57,099)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, depletion accretion amortization	41,773	-
Amortization of deferred financing costs	9,476	125
Change in non-cash working capital items:
Increase in accounts receivable	(54,000)	-

Increase in accounts payable and accrued liabilities	863	70,272
Increase in accounts payable and accrued expenses – related party	29,799	61,628
Increase in other assets and liabilities	(2,515)	-
Net cash provided by operating activities	21,167	74,926

INVESTING ACTIVITIES
Additions to interests in oil and gas properties	(447,556)	(292,524)
Net cash used in investing activities	(447,556)	(292,524)

FINANCING ACTIVITIES
Proceeds from notes payable	489,709	220,000
Net cash provided by financing activities	489,709	220,000

Net increase in cash	63,320	2,402

Cash, beginning of periods	2,491	89

Cash, end of periods	$65,811	$2,491

Supplemental Disclosures of Cash Flow Information
Cash paid for income taxes	$-	$-
Non Cash Financing and Investing Transactions
Common shares issued in connection with debt	$38,050	$4,500

The accompanying notes are an integral part of these financial statements.

HOMELAND RESOURCES LTD.
NOTES TO FINANCIAL STATEMENTS
JULY 31, 2011

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

Homeland Resources Ltd. (the “Company”) was incorporated under the laws of the State of Nevada on July 8, 2003.  The Company’s principal historical activities had been the acquisition of a mineral property in the State of New Mexico.  During the fiscal year ended July 31, 2010, the Company began to acquire working interests in a seismic exploration program as well as a drilling program in oil and gas properties in Oklahoma (Note 5).

ASSET RETIREMENT OBLIGATIONS

The Company follows Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 410-20  "Accounting for Asset Retirement Obligations,"  that addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs.

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

CONCENTRATION OF CREDIT RISK

Financial instruments which potentially subject the Company to concentrations of credit risk consist of cash.  The Company maintains cash at one financial institution.  The Company periodically evaluates the credit worthiness of financial institutions, and maintains cash accounts only in large, high-quality financial institutions, thereby minimizing exposure for deposits in excess of federally insured amounts.  The Company believes that credit risk associated with cash is remote.  The Company currently relies on one lender to provide funding for its drilling and seismic programs.  The Company has invested in drilling and seismic programs managed by one operator.  Further these programs are all concentrated within one region in Oklahoma.

DEFERRED FINANCING COSTS

The Company incurred financing costs of $42,550 related to its borrowings.  Such costs are deferred and amortized by the straight-line method over the life of the underlying borrowings.  In case the amount is repaid before maturity, the related unamortized amount will be written off in the statement of operations.

FAIR VALUE

The carrying amount reported in the balance sheet for cash and accounts payable and accrued expenses approximates fair value because of the immediate or short-term maturity of these financial instruments.

HOMELAND RESOURCES LTD.
NOTES TO FINANCIAL STATEMENTS
JULY 31, 2011

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

FOREIGN CURRENCY

The Company’s functional and reporting currency is the United States dollar.  Transaction amounts denominated in foreign currencies are translated at exchange rates prevailing at transaction dates.  Carrying values of monetary assets and liabilities are adjusted at each balance sheet date to reflect the exchange rate at that date.  Non-monetary assets and liabilities are translated at the exchange rate on the original transaction date.  Gains and losses from restatement of foreign currency monetary assets and liabilities are included in the statement of operations.  Revenues and expenses are translated at the rates of exchange prevailing on the dates such items are recognized in the statements of operations.  Translation rate adjustments for the fiscal year ended July 31, 2011 were not considered to be material.

IMPAIRMENT OF LONG-LIVED ASSETS

The Company has adopted FASB ASC 360, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which requires that long-lived assets to be held be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  ASC 360 establishes a single auditing model for long-lived assets to be disposed of by sale.

INCOME TAXES

The Company records income taxes under the asset and liability method prescribed by FASB ASC 740, “Income Taxes.”  Under this method, deferred tax assets and liabilities are recognized for temporary differences between the financial statement amounts and the tax basis of certain assets and liabilities by applying statutory rates in effect when the temporary differences are expected to reverse.

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

OIL AND GAS INTERESTS

The Company follows the full cost accounting method to account for oil and natural gas properties, whereby costs incurred in the acquisition, exploration and development of oil and gas reserves are capitalized.  Such costs include lease acquisition, geological and geophysical activities, rentals on non-producing leases, drilling, completing and equipping of oil and gas wells and administrative costs directly attributable to those activities and asset retirement costs.  Disposition of oil and gas properties are accounted for as a reduction of capitalized costs, with no gain or loss recognized unless such adjustment

HOMELAND RESOURCES LTD.
NOTES TO FINANCIAL STATEMENTS
JULY 31, 2011

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

OIL AND GAS INTERESTS (Continued)

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

ACCOUNTS RECEIVABLE

Accounts receivable consists of amounts receivable from oil sold from our well interests. As of July 31, 2011, our accounts receivable amounted to $54,000, all of which is due from one party, the operator of our oil and gas properties.  Management believes this amount to be fully collectible; the Company will continue to monitor amounts receivable for collectability on a periodic basis.

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

HOMELAND RESOURCES LTD.
NOTES TO FINANCIAL STATEMENTS
JULY 31, 2011

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

RECENT ACCOUNTING PRONOUNCEMENTS

In January 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-03 “Oil and Gas Reserve Estimation and Disclosures.” The ASU aligns the current oil and gas reserve estimation and disclosure requirements of FASB Accounting Standards Codification Topic 932, Extractive Activities — Oil and Gas, with those in the Securities and Exchange Commission (“SEC”) Final Rule Release No. 33-8995, Modernization of Oil and Gas Reporting. The ASU will be effective for reporting periods ending on or after December 31, 2009. The adoption of ASC 810 did not have any impact on the Company’s financial statements.

In January 2010, the ASC guidance for fair value measurements and disclosure was updated to require additional disclosures related to: i) transfers in and out of level 1 and 2 fair value measurements, and ii) enhanced detail in the level 3 reconciliation.  The guidance was amended to provide clarity about: i) the level of disaggregation required for assets and liabilities, and ii) the disclosures required for inputs and valuation techniques used to measure fair value for both recurring and nonrecurring measurements that fall in either level 2 or level 3.  The updated guidance is effective for the Company’s fiscal year beginning July 1, 2010, with the exception of the level 3 disaggregation, which is effective for the Company’s fiscal year beginning July 1, 2011.  The Company is evaluating the adoption of this standard and does not believe that the adoption of this guidance related to level 3 will have any impact on its statements of financial position, results of operations and cash flows.

ASU 2010-6 amends existing disclosure requirements about fair value measurements by adding required disclosures about items transferring into and out of levels 1 and 2 in the fair value hierarchy, adding separate disclosures about purchase, sales, issuances, and settlements relative to level 3 measurements, and clarifying, among other things, the existing fair value disclosures about the level of disaggregation.  The adoption of this standard did not have a material impact on the Company’s financial statements.

On August 2, 2010, the FASB issued ASU 2010-21, “Accounting for Technical Amendments to Various SEC Rules and Schedules—Amendments to SEC Paragraphs Pursuant to Release No. 33-9026: Technical Amendments to Rules, Forms, Schedules and Codification of Financial Reporting Policies.”  The ASU reflects changes made by the SEC in Final Rulemaking Release No. 33-9026, which was issued in April 2009 and amended SEC requirements in Regulation S-X (17 CFR 210.1-01 et seq.) and Regulation S-K (17 CFR 229.10 et seq.) and made changes to financial reporting requirements in response to the FASB's issuance of SFAS No. 141(R), “Business Combinations” (ASC 805), and SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” (FASB ASC 810). The provisions of ASU 2010-21 did not have a material impact on the Company’s financial statements.

In May 2011, FASB issued Accounting Standards Update No. 2011-04, “Fair Value Measurements (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs” (“ASU 2011-04”).  ASU 2011-04 changes the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements to ensure consistency between U.S. GAAP and IFRS. ASU 2011-04 also expands the disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs. This new guidance is to be applied prospectively.  The Company anticipates that the adoption of this standard will not materially expand its financial statement note disclosures.

In June 2011, FASB issued ASU No. 2011-05, “Comprehensive Income (ASC Topic 220): Presentation of Comprehensive Income” (“ASU 2011-05”), which amends current comprehensive income guidance.  This accounting update eliminates the option to present the components of other comprehensive income as part of the statement of shareholders’ equity.  Instead, the Company must report comprehensive income in either a single continuous statement of comprehensive income which contains two sections, net income and other comprehensive income, or in two separate but consecutive statements.  ASU 2011-05 will be

HOMELAND RESOURCES LTD.
NOTES TO FINANCIAL STATEMENTS
JULY 31, 2011

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

effective for public companies during the interim and annual periods beginning after December 15, 2011, with early adoption permitted.  The Company is reviewing ASU 2011-05 to ascertain its impact on the Company’s financial position, results of operations or cash flows as it only requires a change in the format of the current presentation.

The Company has evaluated recent accounting pronouncements and their adoption and, with the exception of those stated herein, has not identified any that would have a material impact on the Company’s financial position, or statements.

NOTE 2 - DEVELOPMENT STAGE

Through the quarter ended January 31, 2011, the Company considered itself to be a development stage enterprise as defined in FASB ASC 915 "Development Stage Entities.”  For the fiscal year ended July 31, 2011, the Company recorded revenues of $243,140.  As of July 31, 2011, the Company has invested approximately $743,910 in oil and gas properties, and continues to participate in drilling and seismic programs.  As a result of its recording revenue and continued participation in the exploration and development of oil and gas properties and seismic programs, the Company considers itself as having emerged from the development stage enterprise during the quarter ended April 30, 2011.

NOTE 3 – CONCENTRATIONS

The Company recorded 100% of its revenues from the operator of its oil and gas properties during the fiscal year ended July 31, 2011.

NOTE 4 - BASIS OF ACCOUNTING AND GOING CONCERN

The accompanying financial statements have been prepared on the basis of accounting principles applicable to a going concern, which contemplates the realization of assets and extinguishment of liabilities in the normal course of business.  As shown in the accompanying balance sheet, the Company has accumulated a deficit of $146,781 through July 31, 2011, and current liabilities exceeded current assets by $186,536. These factors among others may indicate that the Company may be unable to continue in existence.  The Company's financial statements do not include any adjustments related to the realization of the carrying value of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.  The Company's ability to establish itself as a going concern is dependent upon its ability to obtain additional financing.  Management believes that they can be successful in obtaining debt and/or equity financing which will enable the Company to continue in existence and establish itself as a going concern.

NOTE 5 – OIL AND GAS PROPERTY

As of July 31, 2011 and 2010, the Company’s oil and gas property interests are as follows:

	July 31, 2011	July 31, 2010
Washita Bend 3D Exploration Project	$478,628	$203,109
2010-1 Drilling Programs	247,209	89,415
Asset Retirement Cost	3,191	1,171
Less: Accumulated Depletion	(41,611)	-
Total	$687,417	$293,695

HOMELAND RESOURCES LTD.
NOTES TO FINANCIAL STATEMENTS
JULY 31, 2011

NOTE 5 – OIL AND GAS PROPERTY (Continued)

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

As of July 31, 2011, the shooting of data had been completed and the processing of raw data was underway. As f July 31, 2011, it was anticipated that the processing of raw data would take several more months and several additional months might be required to research title and lease the desired land. Drilling is anticipated to start in early calendar 2012 and the project is anticipated to include a minimum of ten prospect wells.

As a component of the purchase agreement, the Company acquired from the seller, a 10% carried working interest to casing point in the first eight wells drilled on this prospect area.  The Company’s total funding expenditure related to this project was $478,628 as of July 31, 2011.  Although not completely estimable, the Company anticipates that additional expenditures related to this program may approach $50,000 for the remainder of calendar 2011.

2010–1 Drilling Program

In April 2010, the Company acquired a 5% working interest in the 2010-1 Drilling Program located in Garvin County, Oklahoma for total buy-in costs of $39,163.  The drilling program prospect area is located in Garvin County Oklahoma.  As of July 31, 2011, the Miss Jenny #1-8 had been placed into production and had cumulated production of 61,210 Bbls of oil.  The Jack #1-13 had been placed into production and had produced a cumulated 9,895 Bbls of oil and 1,704 Mcf of natural gas and the Gehrke #1-24 had been placed into production and had produced a cumulated 6,312 Bbls of oil and 11,232 Mcf of natural gas.

Depletion

Under the full cost method, depletion is computed on the units of production method based on proved reserves estimates or upon reasonable estimates where proved reserves have not yet been established due to the recent commencement of production.  Depletion expense recognized was $41,611 and $nil for the years ended July 31, 2011 and 2010, respectively.

Impairments

Under the full cost method, the Company is subject to a ceiling test.  This ceiling test determines whether there is impairment to the proved properties.  The impairment amount represents the excess of capitalized costs over the present value, discounted at 10%, of the estimated future net cash flows from the proven oil and gas reserves plus the cost, or estimated fair market value.  There were no impairments recorded for the years ended July 31, 2011 or 2010.

Capitalized Costs
	July 31, 2011	July 31, 2010
Proved properties	$211,238	$-
Unproved properties	517,790	293,695
Total proved and unproved properties	729,028	293,695
Accumulated depletion	(41,611)	-
Net capitalized cost	$687,417	$293,695

HOMELAND RESOURCES LTD.
NOTES TO FINANCIAL STATEMENTS
JULY 31, 2011

NOTE 6 - ASSET RETIREMENT OBLIGATIONS

The Company follows FASB ASC 410-20 “Accounting for Asset Retirement Obligations”  which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs.  This policy requires recognition of the present value of obligations associated with the retirement of tangible long-lived assets in the period in which it is incurred.  As of July 31, 2011, the Company recognized the future cost to plug and abandon its wells over the estimated useful lives of the wells in accordance with “Accounting for Asset Retirement Obligations”.  The liability for the fair value of an asset retirement obligation with a corresponding increase in the carrying value of the related long-lived asset is recorded at the time a well is cased and being made ready for production.  The Company amortizes the amount added to the oil and gas properties and will recognize accretion expense in connection with the discounted liability over the remaining life of the respective well.  The estimated liability is based on historical experience in plugging and abandoning wells, estimated useful lives based on engineering studies, external estimates as to the cost to plug and abandon wells in the future and federal and state regulatory requirements.  The liability is a discounted liability using a credit-adjusted risk-free rate of 7.5%.

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

The information below reflects the change in the asset retirement obligations during the years ended July 31, 2011 and 2010:

	2011		2010
Balance, beginning of year	$1,171		$-
Liabilities assumed	2,020		1,171
Revisions		-	-
Accretion expense	162		-
Balance, end of year	$3,353		$1,171

The reclamation obligation relates to the Gehrke#1-24, Jack#1-13, Miss Jenny#1-8 and Julie #1-14 wells located in Oklahoma.  The present value of the reclamation liability may be subject to change based on management’s current estimates, changes in remediation technology or changes in applicable laws and regulations.  Such changes will be recorded in the accounts of the Company as they occur.

NOTE 7 – NOTES PAYABLE

Notes payable consisted of the following as of July 31:

	2011	2010
Radium Ventures 6.5% *	$55,000	$55,000
Radium Ventures 6.5% *	50,000	50,000
Total short term	105,000	105,000
Radium Ventures 7.5% *	604,709	115,000
Total	$709,709	$220,000

* The accrued interest expense related to these notes amounted to $46,037 and $2,542 at July 31, 2011 and 2010, respectively, and has been included in accounts payable and accrued liabilities on the Company’s balance sheet.  The Company has recorded interest expense related to these notes of $43,495 and $2,542 as of July 31, 2011 and 2010 respectively.

HOMELAND RESOURCES LTD.
NOTES TO FINANCIAL STATEMENTS
JULY 31, 2011

NOTE 7 – NOTES PAYABLE (Continued)

For the year ended July 31, 2011, the Company borrowed an additional $489,709 under the $1,000,000 loan agreement as described below.  The 2011 advances are subject to the same terms as the original loan signed in 2010, and as such, the Company issued 250,000 shares of its common stock to Radium Venture Corp (“Radium”) (Note 9).

In April 2010, the Company executed a loan agreement with Radium, for $55,000 at an interest rate of 6.5% per annum for a period of two years.  The proceeds have been used for working capital in connection with the Company’s exploration programs.  The loan is unsecured, payable on demand and can be repaid anytime.

In May 2010, the Company executed a loan agreement with Radium, for $50,000 at an interest rate of 6.5% per annum for a period of two years.  The proceeds of the loan have been used for working capital in connection with the Company’s exploration programs.  The loan is unsecured, payable on demand and can be repaid anytime.

In May 2010, the Company signed a loan agreement with Radium, to receive up to $1,000,000 by way of advances available through December 31, 2011.  The advances will be subject to an interest rate of 7.5% per annum.  The Company also committed to issue to Radium 50,000 restricted common shares per each $100,000 advanced.  All amounts advanced are payable within 36 months.  In June 2010 and July 2010, the Company borrowed $50,000 and $65,000 respectively in connection with this agreement.  In connection with these advances, the Company has issued to Radium 50,000 shares of its common stock (Note 9).

NOTE 8 - DEFERRED FINANCING COSTS

During the fiscal year ended July 31, 2011, the Company recorded $38,050 in deferred financing costs in connection with the issuance of 250,000 shares of its common stock to Radium (Note 9).  During fiscal 2010, the Company recorded $4,500 in deferred financing costs in the connection with the issuance of 50,000 shares to Radium.  The Company considered ASC 835-30, Interest – Imputation of Interest in recording these amounts.  The Company recognizes debt issue costs on the balance sheet as deferred charges, and amortizes the balance over the term of the related debt. The Company amortized $9,476 and $125 of deferred financing costs for the fiscal years ended July 31, 2011 and 2010, respectively.

NOTE 9 - COMMON STOCK

As of July 31, 2011, the Company had no shares of preferred stock outstanding and 60,300,000 shares of common stock outstanding. All shares referenced in these financial statements reflect the share split effected on July 1, 2009.

During the year ended July 31, 2011 the Company issued 150,000 shares of its common stock at $0.09, 50,000 shares of its common stock at $0.26 per share and 50,000 shares of its common stock at $0.23 per share in connection with its credit facility with Radium (Note 7).  The Company has recorded these as deferred financing costs, and they will be amortized over the term of the underlying instrument.

During the year ended July 31, 2010, the Company increased the number of authorized preferred stock to 250,000,000 shares with a par value of $0.0001 per share.  Of this amount, 10,000,000 shares of preferred stock were designated as Series A Preferred Stock, with a par value of $0.0001 per share.

During the year ended July 31, 2010, the Company decreased the number of authorized common stock to 500,000,000 shares with a par value of $0.0001 per share.

On July 7, 2010, the Company issued 50,000 shares of common stock at $0.09 per share. The shares were issued in connection with the loan commitment with Radium signed on May 15, 2010.

HOMELAND RESOURCES LTD.
NOTES TO FINANCIAL STATEMENTS
JULY 31, 2011

NOTE 10 - INCOME TAXES

The Company accounts for income taxes under FASB ASC 740.  Under ASC 740 deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss carryforwards and deferred tax liabilities are recognized for taxable temporary differences.  Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases.  Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.  ASC 740 also requires that uncertain tax positions are evaluated in a two-step process, whereby (1) it is determined whether it is more likely than not that the tax positions will be sustained based on the technical merits of the position, and (2) for those tax positions that meet the more-likely-than-not recognition threshold, the largest amount of tax benefit that is greater than fifty percent likely of being realized upon ultimate settlement with the related tax authority would be recognized.

The Company had net operating loss carryforwards available to offset future taxable income approximating $146,781 as of July 31, 2011. The Company has determined that realization of a deferred tax asset that has resulted from the net operating losses is not likely and therefore a full valuation allowance has been recorded against this deferred income tax asset.  There are no other material deferred tax positions recorded by the Company.

The Company does not have an accrual for uncertain tax positions as of July 31, 2011 and 2010. If interest and penalties were to be assessed, it would charge interest to interest expense, and penalties to other operating expense. It is not anticipated that unrecognized tax benefits would significantly increase or decrease within 12 months of the reporting date.

Income tax expense (benefit) for the year ended July 31: consists of the following:

	2011	2010

Current Taxes	$-	$-
Deferred Taxes	(1,481)	(21,983)
Less: valuation allowance	1,481	21,983
Net income tax provision (benefit)	$-	$-

The effective income tax rate for year ended July 31 is the same as the U.S. Federal statutory income tax rate due to the following:

	2011		2010
Federal statutory income tax rate	35%	)	35%	)
State income taxes, net of federal benefit	-%		-%
Valuation allowance	35.%		35%
Net effective income tax (benefit) rate	-%		-%

HOMELAND RESOURCES LTD.
NOTES TO FINANCIAL STATEMENTS
JULY 31, 2011

NOTE 10 - INCOME TAXES (Continued)

The components of the deferred tax assets and liabilities as of July 31 are as follows:

	2011	2010
Deferred tax assets:
Federal and state net operating loss carryovers	$51,373	$49,893
Deferred tax assets	51,373	48,893

Deferred tax liabilities	-	-

Net deferred tax asset/(liability)	(51,373)	(49,893)
Less: valuation allowance	51,373	49,893
Deferred tax assets (liabilities), net	$-	$-

At July 31, 2011, the Company had a net operating loss carry forward of $146,781 that may be offset against future taxable income through 2031. These carry forwards are subject to review by the Internal Revenue Service.

The Company has fully reserved the $51,373 tax benefit of operating loss carry forwards by a valuation allowance of the same amount, because the likelihood of realization of the tax benefit cannot be determined. Of the total tax benefit, $1,481 is attributable to 2011.

Temporary differences between the time of reporting certain items for financial and tax reporting purposes consists primarily of exploration costs on undeveloped mineral properties.

The Company has not filed its Federal and State income tax returns for the 2010, 2009, and 2008 fiscal years.

NOTE 11– COMMITMENTS AND CONTINGENCIES

Although not completely estimable as of July 31, 2011, based on the terms of its original agreements with the operator, the Company anticipates additional expenditures related to its share of the drilling program may exceed $55,000 for the remainder of calendar year 2011, and that additional expenditures related to its seismic program may approach $50,000 for the remainder of calendar 2011.  In addition should the Company choose to terminate its involvement in the seismic program, it may incur significant additional liabilities per the terms of its initial agreement with the operator.

NOTE 12 – RELATED PARTY TRANSACTIONS

The Company received consulting services from a related party for the years ended July 31, 2011 and 2010 amounting to $45,000 and $15,000, respectively.  Amounts outstanding to the related party as of July 31, 2011 and 2010 were $135,855 and $106,055, respectively, for the consulting services rendered as well as payments made to vendors on behalf of the Company.

HOMELAND RESOURCES LTD.
NOTES TO FINANCIAL STATEMENTS
JULY 31, 2011

NOTE 13 – SUBSEQUENT EVENTS

The Company has evaluated significant events subsequent to the balance sheet date and, through the date these financial statements were issued, has determined that there were no subsequent events or transactions which would require recognition or disclosure in the financial statements, other than noted herein:

With respect to the Company’s Washita Bend 3D Seismic program, in September 2011, data processing was completed and data was being set for interpretation.  Prospect leads were set to be identified within 30 days.

NOTE 14 – SUPPLIMENTAL OIL AND GAS INFORMATION (unaudited)

Capitalized Costs Related to Oil and Gas Producing Activities

	July 31, 2011	July 31, 2010
Proved properties	$211,238	$-
Unproved properties	517,790	293,695
Total proved and unproved properties	729,028	293,695
Accumulated depletion	(41,611)	-
Net capitalized cost	$687,417	$293,695

Proved Properties

Proved oil and gas reserves are the estimated quantities of crude oil and natural gas which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. As of July 31, 2011 and 2010, the Company has not recorded any value related to proved oil and gas reserves.

As certain wells in which the Company maintains an ownership interest entered into production during the fiscal year ended July 31, 2011, the costs associated with these wells must be depleted and therefore have been classified as proved properties.  The Company followed the guidance of Rule 4-10(c)(7) of SEC regulation S-X and Items 1201 and 1208 of Regulation related to classifying certain costs as proved.

As of July 31, 2011, the Company has not obtained a reserve analysis from a certified petroleum engineer as it was not deemed to be economically feasible for the Company.  In accordance with Regulation S-X Rule 4-10, an alternate method was elected and an internally generated reserve analysis was prepared.

Results of Operations

Results of operations for oil and gas producing activities during the years ended July 31:

	2011	2010
Revenues	$243,140	$-
Production costs	(20,865)	-
Depletion and accretion	(41,773)	-
Results of operations (excluding corporate overhead)	$180,502	$-

HOMELAND RESOURCES LTD.
NOTES TO FINANCIAL STATEMENTS
JULY 31, 2011

NOTE 14 – SUPPLIMENTAL OIL AND GAS INFORMATION (unaudited) (Continued)

Reserve Information

The following estimates of proved reserve and proved developed reserve quantities and related standardized measure of discounted net cash flow are estimates only, and do not purport to reflect realizable values or fair market values of the Company’s reserves.  The Company emphasizes that reserve estimates are inherently imprecise and that estimates of new discoveries are more imprecise than those of producing oil and gas properties.  Accordingly, these estimates are expected to change as future information becomes available. All of the Company’s reserves are located in the United States.

Future cash flows are computed by applying annual month-end average prices of oil to period-end quantities of proved oil reserves.  Annual average market prices used for the standardized measures below were $95.55/barrel for liquids and $4.61/Mcf for gases.  Future operating expenses and development costs are computed primarily by estimating the expenditures to be incurred in developing and producing the Company’s proved natural gas and oil reserves at the end of the period, based on period end costs and assuming continuation of existing economic conditions.

Future income taxes are based on period-end statutory rates, adjusted for tax basis and applicable tax credits.  A discount factor of ten percent was used to reflect the timing of future net cash flows.  The standardized measure of discounted future net cash flows is not intended to represent the replacement cost of fair value of the Company’s natural gas and oil properties.  An estimate of fair value would also take into account, among other things, the recovery of reserves not presently classified as proved, anticipated future changes in prices and costs, and a discount factor more representative of the time value of money and the risks inherent in reserve estimate of natural gas and oil producing operations.

Oil and Gas Reserve Quantities

	July	July
	31, 2011	31, 2010

	Oil	Oil
	(Mbbl)	(Mbbl)

Balance beginning of the year	–	–
Acquisition through completion of wells	18,778

Revisions of previous estimates	–	–
Production	(2,807)	–

Balance end of the year	15,971	–

Standardized Measure of Discounted Future Net Cash Flow

	July	July
	31, 2011	31, 2010
Future cash inflows	$1,537,738	$–
Future production and development costs	(225,014)	–
Future net cash flows	1,312,724	–
10% annual discount for estimated timing of cash flows	(525,548)	–
Standardized measure of discounted future net cash flows	$787,176	$–

HOMELAND RESOURCES LTD.
NOTES TO FINANCIAL STATEMENTS
JULY 31, 2011

NOTE 14 – SUPPLIMENTAL OIL AND GAS INFORMATION (unaudited) (Continued)

Sources of Changes in Discounted Future Net Cash Flows

	July	July
	31, 2011	31, 2010

Standardized measure of discounted future net cash flows at the
beginning of the year	$–	$–
Purchases of oil and gas properties	752,536	–
Accretion of discount	1,988	–
Development costs incurred	(39,587)	–
Changes in estimated development costs	–	–
Revision of previous quantity estimates	–	–
Net change in prices and production costs	288,059	–
Sales of oil and gas produced, net of production costs	(215,820)	–
Standardized measure of discounted future net cash flows at the end of the year	$787,176	$–

ITEM 9.        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no changes in or disagreements with accountants during the fiscal years ended July 31, 2011 and 2010.

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

Rule 15d-15 under the Exchange Act, requires us to carry out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of July 31, 2011, being the date of our most recently completed fiscal year end.  This evaluation was conducted under the supervision and with the participation of our sole officer, Armando Garcia.  Based on this evaluation, Mr. Garcia concluded that the design and operation of our disclosure controls and procedures are not effective since the following material weaknesses exist:

•
We rely on external consultants for the preparation of our financial statements and reports.  As a result, our sole officer may not be able to identify errors and irregularities in the financial statements and reports.

•	There is an inherent lack of segregation of duties with respect to certain transactions involving cash and accounts payable.

•	We rely on an external consultant for administration functions, some of which do not have standard procedures in place for formal review by our sole officer.

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

Our sole officer has assessed the effectiveness of our internal controls over financial reporting as of July 31, 2011.  In making this assessment, management used the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In conducting his evaluation, our sole officer considered advice from our Independent Registered Public Accounting Firm, StarkSchenkein, LLP (“StarkSchenkein”) that based on several minor corrections to our financial statements and related disclosures proposed by StarkSchenkein, there may be material weaknesses in our internal controls over financial reporting.  Specifically, the following deficiencies are noted:

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

Our sole officer also considered various mitigating factors in making his determination.  Our sole officer also noted that we are still evaluating and implementing changes in our internal controls in response to the requirements of Sarbanes Oxley §404.  During fiscal year ending July 31, 2012, we will continue to implement appropriate changes as they are identified, including changes to remediate material weaknesses in our internal controls.

Changes In Internal Controls Over Financial Reporting

In connection with the evaluation of our internal controls during our last fiscal quarter, our sole officer has concluded that there were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended July 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information about our directors and sole executive officer follows:

Name	Age	Position and Term of Office
Armando Garcia	59	President, Secretary, Treasurer and director
Heriberto Levy Lindsay	60	Director

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

Set forth below is a brief description of the recent employment and business experience of our directors and sole executive officer:

Armando Garcia has been our sole officer and a director since August 2004.  From 1975 until 1979, Mr. Garcia worked for Draperies by Adela, a family owned window-covering company located in Albuquerque, New Mexico, and he became the owner of Draperies by Adela in 1979.  Mr. Garcia continues to operate Draperies by Adela.  Mr. Garcia also has over 25 years of natural resource experience. From 1984 until 1992, Mr. Garcia was secretary and treasurer for MinSearch, Inc., a mineral resource company located in Albuquerque, New Mexico, providing consulting and mineral appraisal services to the natural resource industry and government agencies.  In 1993, he co-founded, and has served as a director and vice president for, Consolidated North American Resources, Inc., an oil, gas and mineral company located in Las Vegas, Nevada.  Mr. Garcia holds a bachelor’s degree in business from the University of New Mexico.

Heriberto Levy Lindsay has been a director of the Company since November 2010.  Mr. Lindsay has worked as a mining engineer for over 30 years.  From 1984 to 1990, he served as a Safety and Health supervisor for the Safety Department of IRHE, a government institution that was supplying energy in Panama.   In addition, from 1992 to 1998, Mr. Lindsay served as the General Director for IMISA, a company in the business of off-shore sand extraction, located in Panama.  In the last five year, Mr. Lindsay has worked in exploration for sand and gravels, evaluation of other non-metallic rock for concrete, earth movements and fill rocks, blasting consulting, and environmental evaluation for quarries.  From July 2010- to present, he worked as a Pacific geology engineer for assuring and selecting the Basalt aggregate for concrete, by GUPC  CONSORTIUM for the construction of the third set of locks for Panama Canal Project.  Mr. Lindsay graduated from the Universidad Tecnologica de Chile in 1976 with a degree as a mining engineer.

Section 16(a) Beneficial Ownership Reporting Compliance

We are not subject to Section 16(a) of the Securities Exchange Act of 1934.

Code of Ethics

We have not yet adopted a code of ethics that applies to our executive officers, as our activities have been too limited to warrant such adoption.

Audit Committee

We do not have an Audit Committee at this time.

ITEM 11.EXECUTIVE COMPENSATION

The following table sets forth the remuneration of our sole executive officer during the fiscal years ended July 31, 2011 and 2010:

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Armando Garcia, President	2011	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2010	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

We have no employment agreements with our executive officer.  We do not pay compensation to our directors for attendance at meetings.  We reimburse the directors for reasonable expenses incurred during the course of their performance.  We do not have any compensation plans.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table provides certain information as to our sole officer and directors and the holders of more than 5% of our common stock as of October 28, 2011.

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership (2)	Percent of Class (2)
Armando Garcia (3) 6801 Los Trechos NE Albuquerque, NM 87109	15,000,000	25.0%
Heriberto Levy Lindsay Residencial Limajo, calle B duplex #57 altos de Sta. Maria Corregimiento A. de Icaza Distrito San Miguelito Provincia de Panama Republic de Panama	-0-	-0-
All officers and directors as a group (2 persons)	15,000,000	25.0%
____________________
(1)
To our knowledge, except as set forth in the footnotes to this table and subject to applicable community property laws, each person named in the table has sole voting and investment power with respect to the shares set forth opposite such person’s name.

(2)	This table is based on 60,300,000 shares of common stock outstanding as of October 17, 2011.
(3)	Armando Garcia may be deemed to be the promoter of our company.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

As of July 31, 2011, we owed $135,855 to Downtown Consulting, Inc., which is considered to be a related party, for consulting services rendered as well as payments made to vendors on our behalf.

As of the date of this report, other than the transaction described above, there are no, and have not been since inception, any material agreements or proposed transactions, whether direct or indirect, with any of our directors or officers or principal security holder identified in Item 12 above, or any relative or spouse, or relative of such spouse, of the above referenced persons.

As of the date of this report, our common stock is not listed on any exchange.  As such, we are not currently subject to corporate governance standards of listed companies, which require, among other things, that the majority of the board of directors be independent.  Since we are not currently subject to corporate governance standards relating to the independence of our directors, we choose to define an “independent” director in accordance with the NASDAQ Capital Market’s requirements for independent directors (NASDAQ Marketplace Rule 5605(a)(2)).  The NASDAQ independence definition includes a series of objective tests, such as that the director is not an employee of the Company and has not engaged in various types of business dealings with the Company.

Heriberto Levy Lindsay is considered an independent director under the above definition.

ITEM 14.PRINCIPAL ACCOUNTING FEES AND SERVICES

The fees billed for professional services rendered by our principal accountant are as follows:

FISCAL		AUDIT-RELATED
YEAR		FEES	TAX FEES	ALL OTHER FEES
2010	$4,750	-0-	-0-	-0-
2011	$38,175	-0-	-0-	-0-

Pre-Approval Policies and Procedures

Our directors must pre-approve any use of our independent accountants for any non-audit services.  All services of our auditors are approved by our directors and are subject to review by our directors.

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
__________________________
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

HOMELAND RESOURCES LTD.

Date: October 28, 2011	By:	/s/ Armando Garcia
Armando Garcia
President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
President, Secretary, Treasurer and Director
(Principal Executive, Financial and
/s/ Armando Garcia	Accounting Officer)	October 28, 2011
Armando Garcia

Signature	Title	Date

/s/ Heriberto Levy Lindsay	Director	October 28, 2011
Heriberto Levy Lindsay