Form 10-Q
period 2011-10-31
HOMELAND RESOURCES LTD.
filed 2011-12-14
CIK 1409624

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2011

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
[  ] Yes   [ x ] No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 60,300,000 shares of Common Stock, $0.0001 par value, December 12, 2011

HOMELAND RESOURCES LTD.

HOMELAND RESOURCES LTD.
BALANCE SHEETS

	October 31, 2011	July 31, 2011
	(Unaudited)
ASSETS

Current Assets
Cash	$101,509	$65,811
Accounts receivable	40,000	54,000
Prepaid expenses	3,765	2,515
Total Current Assets	145,274	122,326

Deferred financing costs, net	27,289	32,949
Mineral property	1	1

Oil and gas properties, at cost (full cost method)
Proved properties	211,238	211,238
Unproved properties	522,071	517,790
Less: accumulated depletion and depreciation	(49,177)	(41,611)
Net oil and gas properties	684,132	687,417

Total Assets	$856,696	$842,693

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)

Current Liabilities
Accounts payable and accrued liabilities	$94,836	$68,008

Accounts payable – related party	143,354	135,854

Notes payable – current portion	105,000	105,000
Total Current Liabilities	343,190	308,862
Long Term Liabilities
Notes payable	604,709	604,709
Asset retirement obligation	3,414	3,353
Total Liabilities	951,313	916,924

Stockholders’(Deficit)
Preferred stock - $0.0001 par value; authorized – 250,000,000 shares; issued and outstanding – nil	-	-
Common stock - $0.0001 par value; authorized – 500,000,000 shares; issued and outstanding – 60,300,000 shares	6,030	6,030
Additional paid in capital	66,520	66,520
(Deficit) accumulated during the development stage	(175,610)	(175,610)
Retained earnings	8,443	28,829
Total Stockholders’ (Deficit)	(94,617)	(74,231)

Total Liabilities and Stockholders’ (Deficit)	$856,696	$842,693

The accompanying notes are an integral part of these unaudited interim financial statements.

HOMELAND RESOURCES LTD.
STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended October 31, 2011	Three Months Ended October 31, 2010
REVENUES
Oil and gas revenue	$60,552	$-
Total Revenues	60,552	-

COSTS AND EXPENSES
Lease operating expenses	4,746	-
Depreciation, depletion, and accretion	7,627	-
Consulting fees – related party	7,500	22,500
General and administrative	42,253	30,140
TOTAL OPERATING (EXPENSES)	(62,126)	(52,640)

LOSS FROM OPERATIONS	(1,574)	(52,640)

OTHER EXPENSES
Interest expense	13,152	7,340
Amortization of deferred financing costs	5,660	1,125
TOTAL OTHER EXPENSES	(18,812)	(8,465)

Net (Loss)	$(20,386)	$(61,105)

Net (Loss) Per Common Share Basic and Diluted	$(0.000)	$(0.001)

Weighted average number of common shares outstanding Basic and Diluted	60,300,000	60,125,543

The accompanying notes are an integral part of these unaudited interim financial statements.

HOMELAND RESOURCES LTD.
STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended October 31, 2011	Three Months Ended October 31, 2010
OPERATING ACTIVITIES
Net (loss)	$(20,386)	$(61,105)
Adjustments to reconcile net (loss) to net cash provided by (used in) operating activities:
Depreciation, depletion, and accretion	7,627	-
Amortization of deferred financing costs	5,660	1,125
Change in non-cash working capital items:
Decrease in accounts receivable	14,000	-
Increase in accounts payable and accrued liabilities	29,343	7,713
Increase in accounts payable related party	7,500	7,299
Increase in prepaid assets	(1,250)	-
Net cash provided by (used in) operating activities	42,494	(44,968)
INVESTING ACTIVITIES
Additions to interests in oil and gas properties	(6,796)	(260,680)
Net cash (used in) investing activities	(6,796)	(260,680)
FINANCING ACTIVITIES
Proceeds from notes payable	-	320,000
Net cash provided by financing activities	-	320,000

Net increase in cash and cash equivalents	35,698	14,352
Cash beginning of period	65,811	2,491
Cash end of period	$101,509	$16,843
SUPPLEMENTAL CASH FLOW DISCLOSURES
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-
NON-CASH INVESTING AND FINANCING ACTIVITIES
Common shares issued in connection with debt as deferred financing costs	$-	$13,500

The accompanying notes are an integral part of these unaudited interim financial statements.

HOMELAND RESOURCES, LTD.
NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS
October 31, 2011

NOTE 1 - BASIS OF PRESENTATION

The interim financial statements of Homeland Resources Ltd. (“we,” “us,” “our,” “Homeland” or the “Company”) are unaudited and contain all adjustments (consisting primarily of normal recurring accruals) necessary for a fair statement of the results for the interim periods presented. Results for interim periods are not necessarily indicative of results to be expected for a full year or for previously reported periods due in part, but not limited to, interest rates, drilling risks, geological risks, the timing of acquisitions, and our ability to obtain additional capital. These interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in Homeland’s Annual Report on Form 10-K for the year ended July 31, 2011, as filed with the Securities and Exchange Commission (“SEC”) on October 28, 2011.The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.

NOTE 2–GOING CONCERN

As of October 31, 2011, our current liabilities exceeded our current assets by $197,916 and for the three months ended October 31, 2011, our net loss was $20,386.  Our results of operations have resulted in an accumulated deficit of $167,167 as of October 31, 2011.  We have participated in the drilling of test wells on undeveloped properties.  We plan further potential participation in drilling and seismic operations for the remainder of calendar 2011 and during the remainder of the fiscal year.  It is difficult to anticipate our capital requirements for the remainder of the fiscal year as we participate in a seismic program wherein significant drilling activities may commence in the near future. We may need to raise equity or borrow additional capital to fund our continued participation in planned activities. If additional financing is not available, we may be compelled to reduce the scope of our business activities.  If we are unable to fund our operating cash flow needs and planned capital investments, it may be necessary to sell all or a portion of our interests in our oil and gas properties.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounts Receivable – Accounts receivable consists of amounts receivable from oil and gas sold from our well interests. As of October 31, 2011, our accounts receivable amounted to $40,000, all of which is due from one party, the operator of our oil and gas properties.  Management believes this amount to be fully collectible; we will continue to monitor amounts receivable for collectability on a periodic basis.

Asset Retirement Obligation– Asset retirement obligations associated with tangible long-lived assets are accounted for in accordance with ASC 410, “Accounting for Asset Retirement Obligations.” The estimated fair value of the future costs associated with dismantlement, abandonment and restoration of oil and gas properties is recorded generally upon the completion of a well. The net estimated costs are discounted to present values using a risk adjusted rate over the estimated economic life of the oil and gas properties. Such costs are capitalized as part of the related asset. The asset is depleted on the units-of-production method on a field-by-field basis. The liability is periodically adjusted to reflect: (1) new liabilities incurred; (2) liabilities settled during the period; (3) accretion expense; and (4) revisions to estimated future cash flow requirements. The accretion expense is recorded as a component of depreciation, depletion, accretion and amortization expense in the accompanying statements of operations.

Revenue Recognition– The Company recognizes oil and gas revenue when production is sold at a fixed or determinable price, persuasive evidence of an arrangement exists, delivery has occurred and title has transferred, and collectability is reasonably assured.

Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and

HOMELAND RESOURCES, LTD.
NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS
October 31, 2011

assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates under different assumptions or conditions.

NOTE 4 – RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Accounting standards-setting organizations frequently issue new or revised accounting rules. We regularly review all new pronouncements that have been issued to determine their impact, if any, on our financial statements.

There were various updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to have a material impact on the Company's financial position, results of operations or cash flows.

NOTE 5 – (LOSS) PER SHARE

Basic (loss) per share is calculated by dividing net (loss) by the weighted average number of common shares outstanding for the period.  Diluted (loss) per share is calculated by dividing net (loss) by the weighted average number of common shares and dilutive common stock equivalents outstanding.  During the periods presented, there were no common stock equivalents outstanding.

NOTE 6 – OIL AND GAS PROPERTIES

The Company holds the following oil and gas interests:

	October 31, 2011	July 31, 2011
Oil and Gas Properties
Washita Bend 3D Exploration Project	$482,909	$478,628
2010-1 Drilling Program	39,162	39,162
Total Oil and Gas Properties - unproved	522,071	517,790

Oil and Gas Properties - proved	208,047	208,047
Asset Retirement Cost	3,191	3,191
Less: accumulated depletion and impairment	(49,177)	(41,611)
Total	$684,132	$687,417

Washita Bend 3D Exploration Project

In April 2010, we acquired a 5% working interest in the Washita Bend 3D Exploration Project for a total buy-in cost of $46,250.  The project provides for the acquisition of approximately 135 miles of 3D seismic data to identify drillable prospects in a study area comprising 119,680 acres in Oklahoma.  The Washita prospect area is located in Cleveland, Garvin, McCain and Pottawatomie Counties, Oklahoma.  As of October 31, 2011, all of the permitted area had been shot and data acquisition was complete.  All initial data processing had been completed and interpretation of the data and mapping as well as prospect delineation had commenced.  Title research and leasing on a number of potential prospects was underway and it is anticipated that up to a 10-well exploration program on 10 separate prospects will commence early in the next calendar year. The Company will be carried by the seller, in a 10% working interest to casing point in the first eight wells in the Washita Bend prospect area.

HOMELAND RESOURCES, LTD.
NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS
October 31, 2011

            2010–1 Drilling Program

In April 2010, we acquired a 5% working interest in a drilling program located in Garvin County, Oklahoma for a total buy in cost of $39,163. The Company agreed to participate in the drilling operations to casing point in the initial test well of each prospect.  The before casing point interest shall be 6.25% and the after casing point interest shall be 5.00%.

As of October 31, 2011, we have participated in the drilling of four test wells.  Of the four wells, one was abandoned in October 2010 and three have been placed into production. Costs of $38,986 associated with the abandoned well have been moved to the proved properties.

The costs associated with the three wells that have been placed into production have been transferred to proved properties.

Impairment

Under the full cost method, the Company is subject to a ceiling test.  This ceiling test determines whether there is any impairment to the proved properties.  The impairment amount represents the excess of capitalized costs over the present value, discounted at 10%, of the estimated future net cash flows from the proven oil and gas reserves plus the cost, or estimated fair market value.  There was no impairment cost for the three month periods ended October 31, 2011 and 2010, respectively.

Depletion

Under the full cost method, depletion is computed on the units of production method based on proved reserves, or upon reasonable estimates where proved reserves have not yet been established due to the recent commencement of production.  Depletion expense recognized was $7,566 and $nil for the three month periods ended October 31, 2011 and 2010, respectively.

NOTE 7 – NOTES PAYABLE

The Company has recorded the following notes payable:

	October 31, 2011	July 31, 2011
Radium Ventures 6.5%	$55,000	$55,000
Radium Ventures 6.5%	50,000	50,000
Radium Ventures 7.5%	604,709	604,709

Total	$709,709	$709,709

Interest expense incurred during the three months ended October 31, 2011 amounted to $13,152. Accrued interest expense related to these notes amounted to $59,189 at October 31, 2011 and has been included in accrued liabilities on the Company’s balance sheet.

During the three month period ended October 31, 2011, the Company had no borrowings on the $1,000,000 loan facility with Radium Ventures Corp. (“Radium”).  Advances under the loan bear interest at 7.5% and are payable within 36 months. The Company has agreed to issue the lender 50,000 restricted shares of common stock for every $100,000 borrowed under the loan facility.

HOMELAND RESOURCES, LTD.
NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS
October 31, 2011

NOTE 8– DEFERRED FINANCING COSTS

The Company records deferred financing costs in connection with the cumulative issuance of 250,000 shares of our common stock in connection with our $1,000,000 loan facility (Note 7). We considered ASC 835-30,“Interest – Imputation of Interest,” in recording these amounts. The Company recognizes debt issue costs on the balance sheet as deferred charges, and amortizes the balance over the term of the related debt. The Company amortized $5,660 and $1,125 of deferred financing costs for the three month periods ended October 31, 2011 and 2010 respectively

NOTE 9 –STOCKHOLDERS’ (DEFICIT)

As of October 31, 2011, we had 250,000,000 and 500,000,000 shares of preferred stock and common stock authorized, respectively.  10,000,000 shares of preferred stock were designated as Series A Preferred Stock, with a par value of $0.0001 per share.  As of October 31, 2011, there were nil and 60,300,000 shares of preferred stock and common stock outstanding, respectively.

The Company did not issue any shares of its common stock or preferred shares during the three month period ended October 31, 2011.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

Although not completely estimable as of October 31, 2011, based on the terms of the Company’s original agreements with the operator, the Company anticipates additional expenditures related to its share of the drilling program during the remainder of the fiscal year, and that additional significant expenditures related to its seismic program may be significant during the remainder of the fiscal year as drilling may commence on the prospect area.  In addition, should the Company choose to terminate its involvement in the seismic program, the Company may incur significant additional liabilities per the terms of its initial agreement with the operator.

NOTE 11 – RELATED PARTY TRANSACTIONS

As of October 31, 2011, the Company owed $143,354 to a related party. As of October 31, 2011, amounts payable to the related party included $67,500 in connection with consulting services provided to the Company, while remaining amounts owed are related to expenses paid on behalf of the Company. During the three months ended October 31, 2011, the Company incurred $7,500 in consulting expense with the related party.  The Company made no cash payments to related parties during the three months ended October 31, 2011.

 NOTE 12 – SUBSEQUENT EVENTS

The Company has evaluated all transactions through the date of issuance of these financial statements and noted there are no subsequent events that would require disclosure.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Our original business plan was to proceed with the exploration of the Home Ranch Prospect to determine whether there were commercially exploitable reserves of minerals located on the property comprising such mineral claims.  In fiscal 2010, we determined that our ability to explore for minerals on these claims had become economically non-feasible and we therefore suspended our activities on the Home Ranch Prospect indefinitely in order to focus on our oil and gas interests.  We did not conduct any operations or exploration activities on the Home Ranch Prospect during the three month period ended October 31, 2011.  At the time of this report, we do not know when or if we will proceed with the Home Ranch Prospect.

In April 2010, we acquired working interests in a seismic exploration program as well as a drilling program in oil and gas properties located in Oklahoma, as further described below.  Our present plan of operation is to continue to invest in oil and gas properties.

Oil and Gas Properties

Washita Bend 3D Exploration Project

In April 2010, we acquired a 5% working interest in the Washita Bend 3D Exploration Project for a total buy-in cost of $46,250.  The project provides for the acquisition of approximately 135 miles of 3D seismic data to identify drillable prospects in a study area comprising 119,680 acres in Oklahoma.  The Washita prospect area is located in Cleveland, Garvin, McCain and Pottawatomie Counties, Oklahoma.  As of October31, 2011, all of the permitted area had been shot and data acquisition was complete.  All initial data processing had been completed and interpretation of the data and mapping as well as prospect delineation had commenced.  Title research and leasing on a number of potential prospects was underway and it is anticipated that up to a 10-well exploration program on 10 separate prospects will commence early in the next calendar year.  We will be carried by the seller, in a 10% working interest to casing point in the first eight wells in the Washita Bend prospect area.

 2010–1 Drilling Program

In April 2010, we acquired a 5% working interest in a Drilling Program located in Garvin County, Oklahoma.  We have participated in the drilling of four exploratory wells on the prospect acreage. Of the four wells in which we had participated, as of October 31, 2011, three were in production.

Loans

For the three month period ended October 31, 2011, we did not borrow any funds under the terms of our $1,000,000 loan facility.

Results of Operations

Three months ended October 31, 2011 compared to the three months ended October 31, 2010.

Revenues - We recognized $60,552 in revenues during the three months ended October 31, 2011, compared with $nil for the three months ended October 31, 2010.  The increase results from the recognition of production revenue related to three of our wells placed into service during the quarter ended January 31, 2011.

Expenses - During the three months ended October 31, 2011, we incurred operating expenses of $62,126 as compared to $52,640 during the three months ended October 31, 2010, resulting in an increase of $9,486.  The increase in direct costs is primarily attributable to the following:
•	increased lease operating expenses of $4,746 as compared to $nil in the corresponding prior period;
•
depreciation, depletion and accretion expense of $7,627 as compared to $nil in the corresponding prior period resulting primarily from our recording of depletion expense related to our wells recently placed into production and accretion of our asset retirement obligations; and

•
increases in general and administrative expenses to $42,253 as compared to $30,140 in the corresponding prior period, particularly our accounting and audit, legal, website development expenses, and marketing costs.

These increases were partially offset by a decrease in related party consulting to $7,500 during the three months ended October 31, 2011, from $22,500 in the corresponding period in 2010.

Other expenses– We incurred $18,812 in other expenses during the three months ended October 31, 2011 as compared to $8,465 during the three months ended October 31, 2010 resulting in an increase of $10,347.  The increase in other expenses is attributable to interest expense related to our loans and the amortization of deferred financing costs. Our borrowings increased to approximately $710,000 during the fiscal year ended July 31, 2011 resulting in greater interest expense in the current period as compared to the same prior year period.

Liquidity and Capital Resources

As of October 31, 2011, we had cash  of $101,509, compared to cash of $65,811 as of July 31, 2011.  Our working capital deficit at October 31, 2011 was $197,916, compared to $186,536 as of July 31, 2011. The increase in our working capital deficit relates to  increased cash balances resulting from cash generated through operations offset by increases in accounts payable and accounts payable due a related party. The statement of cash flows reflects cash of $6,796 used for the purchase of oil and gas properties, and a total of $nil of cash provided by financing transactions.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of October 31, 2011.

Going Concern

In its report prepared in connection with our fiscal year 2011 financial statements, our independent registered public accounting firm included an explanatory paragraph stating that, because we had an accumulated deficit of $146,781 and a working capital deficit of $186,536 at July 31, 2011, there was substantial doubt about our ability to continue as a going concern.  At October 31, 2011, our accumulated deficit was $167,167.  Our continued existence will depend in large part upon our ability to raise sufficient additional capital adequate to fund our participation in drilling and seismic programs through debt and or equity offerings.  Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Forward Looking Statements

Certain statements in this Quarterly Report on Form 10-Q, as well as statements made by us in periodic press releases and oral statements made by our officials to analysts and shareholders in the course of presentations about the Company, constitute “forward-looking statements.”   Such forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward looking statements.  Such factors include, among other things: (1) the prices of oil and gas; (2) general economic and business conditions; (3) interest rate changes; (4) the relative stability of the debt and equity markets; (5) government regulations particularly those related to the natural resources industries; (6) required accounting changes; (7) disputes or claims regarding our property interests; and (8) other factors over which we have little or no control.

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

Our sole officer has assessed the effectiveness of our internal controls over financial reporting as of October 31, 2011.  In making this assessment, management used the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In conducting his evaluation, our sole officer considered advice from our Independent Registered Public Accounting Firm, StarkSchenkein, LLP (“StarkSchenkein”), that based on several minor corrections to our financial statements and related disclosures proposed by StarkSchenkein, there may be material weaknesses in our internal controls over financial reporting.  Specifically, the following deficiencies are noted:

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

Changes In Internal Controls Over Financial Reporting

In connection with the evaluation of our internal controls during our last fiscal quarter, our sole officer has concluded that there were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended October 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.       Legal Proceedings

None.

Item 1A. Risk Factors

Not required for smaller reporting companies.

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended October 31, 2011, the registrant issued no shares of the Company’s common stock.

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

HOMELAND RESOURCES LTD.

Date: December 14, 2011	By:	/s/ Armando Garcia
Armando Garcia
President, Secretary, Treasurer
(principal executive and financial officer)