Form 10-Q
period 2012-04-30
HOMELAND RESOURCES LTD.
filed 2012-06-14
CIK 1409624

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.20549

FORM 10-Q
(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2012

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
[  ] Yes   [x] No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 60,300,000 shares of Common Stock, $0.0001 par value, June 14, 2012

HOMELAND RESOURCES LTD.

HOMELAND RESOURCES LTD.
BALANCE SHEETS

	April 30, 2012	July 31, 2011
	(Unaudited)
ASSETS

Current Assets
Cash	$138,865	$65,811
Accounts receivable	43,000	54,000
Prepaid expenses	1,605	2,515
Total Current Assets	183,470	122,326

Deferred financing costs, net	18,711	32,949
Mineral property	1	1

Oil and gas properties, at cost (full cost method)
Proved properties	211,238	211,238
Unproved properties	538,338	517,790
Less: accumulated depletion and depreciation	(64,309)	(41,611)
Net oil and gas properties	685,267	687,417

Total Assets	$887,449	$842,693

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)

Current Liabilities
Accounts payable and accrued liabilities	$106,771	$68,008
Accounts payable – related party	158,354	135,854
Notes payable – current portion	105,000	105,000
Total Current Liabilities	370,125	308,862
Long Term Liabilities
Notes payable	604,709	604,709
Asset retirement obligation	3,540	3,353
Total Liabilities	978,374	916,924

Stockholders’(Deficit)
Preferred stock - $0.0001 par value; authorized – 250,000,000 shares Issued and outstanding – none	-	-
Common stock - $0.0001 par value; authorized – 500,000,000 shares Issued and outstanding – 60,300,000 shares	6,030	6,030
Additional paid in capital	109,140	66,520
(Deficit) accumulated during the development stage	(175,610)	(175,610)
Retained earnings (deficit)	(30,485)	28,829
Total Stockholders’ (Deficit)	(90,925)	(74,231)

Total Liabilities and Stockholders’ (Deficit)	$887,449	$842,693

The accompanying notes are an integral part of these unaudited interim financial statements.

HOMELAND RESOURCES LTD.
STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended April 30, 2012	Three Months Ended April 30, 2011	Nine Months Ended April 30, 2012	Nine Months Ended April 30, 2011
REVENUES
Oil and gas revenue	$60,443	$101,628	$188,097	$170,488

COSTS AND EXPENSES
Lease operating expenses	5,201	6,207	15,139	8,487
Depreciation, depletion, and accretion	7,628	21,284	22,885	21,328
Consulting fees – related party	7,500	7,500	22,500	37,500
General and administrative	67,169	25,210	133,480	72,689
TOTAL OPERATING EXPENSES	87,498	60,201	194,004	140,004

INCOME (LOSS) FROM OPERATIONS	(27,055)	41,427	(5,907)	30,484

OTHER EXPENSES
Interest expense	12,866	11,626	39,169	30,393
Amortization of deferred financing costs	4,289	2,583	14,238	5,931
TOTAL OTHER EXPENSES	17,155	14,209	53,407	36,324

Net Income (Loss)	$(44,210)	$27,218	$(59,314)	$(5,840)

Net Income (Loss) Per Common Share Basic and Diluted	$(0.000)	$0.000	$(0.000)	$(0.000)

Weighted average number of common shares outstanding Basic and Diluted	60,300,000	60,250,000	60,300,000	60,200,916

The accompanying notes are an integral part of these unaudited interim financial statements.

HOMELAND RESOURCES LTD.
STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended April 30, 2012	Nine Months Ended April 30, 2011
OPERATING ACTIVITIES
Net (loss)	$(59,314)	$(5,840)
Adjustments to reconcile net (loss) to net cash provided by (used in) operating activities:
Depreciation, depletion, and accretion	22,885	21,328
Share based compensation	42,620	-
Amortization of deferred financing costs	14,238	5,931
Change in non-cash working capital items:
(Increase) Decrease in accounts receivable	11,000	(74,000)
Increase (Decrease) in accounts payable and accrued liabilities	38,637	(52,380)
Increase in accounts payable related party	22,500	37,500
(Increase) Decrease in prepaid assets	1,036	(2,515)
Net cash provided by (used in) operating activities	93,602	(69,976)
INVESTING ACTIVITIES
Additions to interests in oil and gas properties	(20,548)	(314,782)
Net cash (used in) investing activities	(20,548)	(314,782)
FINANCING ACTIVITIES
Proceeds from notes payable	-	429,709
Net cash provided by financing activities	-	429,709

Net increase in cash	73,054	44,951
Cash beginning of period	65,811	2,491
Cash end of period	$138,865	$47,442
SUPPLEMENTAL CASH FLOW DISCLOSURES
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-
NON-CASH INVESTING AND FINANCING ACTIVITIES
Common shares issued in connection with debt as deferred financing costs	$-	$26,500

The accompanying notes are an integral part of these unaudited interim financial statements.

HOMELAND RESOURCES, LTD.
NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS
APRIL 30, 2012

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

NOTE 2–GOING CONCERN

As of April 30, 2012, our current liabilities exceeded our current assets by $186,655 and for the nine months ended April 30, 2012, our net loss was $59,314.  Our results of operations have resulted in an accumulated deficit of $206,095 as of April 30, 2012.  We have participated in the drilling of test wells on undeveloped properties.  We plan further potential participation in drilling and seismic operations for the remainder of the fiscal year.  It is difficult to anticipate our capital requirements for the remainder of the fiscal year as we participate in a seismic program wherein significant drilling activities may commence in the near future. We may need to raise equity or borrow additional capital to fund our continued participation in planned activities. If additional financing is not available, we may be compelled to reduce the scope of our business activities.  If we are unable to fund our operating cash flow needs and planned capital investments, it may be necessary to sell all or a portion of our interests in our oil and gas properties.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounts Receivable – Accounts receivable consists of amounts receivable from oil and gas sold from our well interests. As of April 30, 2012, our accounts receivable amounted to $43,000, all of which is due from one party, the operator of our oil and gas properties.  Management believes this amount to be fully collectible; we will continue to monitor amounts receivable for collectability on a periodic basis.

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
APRIL 30, 2012

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

NOTE 5 – OIL AND GAS PROPERTIES

The Company holds the following oil and gas interests:

	April 30, 2012	July 31, 2011
Oil and Gas Properties
Washita Bend 3D Exploration Project	$499,176	$478,628
2010-1 Drilling Program	39,162	39,162
Total Oil and Gas Properties - unproved	538,338	517,790

Oil and Gas Properties - proved	208,047	208,047
Asset Retirement Cost	3,191	3,191
Less: accumulated depletion and impairment	(64,309)	(41,611)
Total	$685,267	$687,417

Washita Bend 3D Exploration Project

In April 2010, we acquired a 5% working interest in the Washita Bend 3D Exploration Project for a total buy-in cost of $46,250.  The project provides for the acquisition of approximately 135 miles of 3D seismic data to identify drillable prospects in a study area comprising 119,680 acres in Oklahoma.  The Washita prospect area is located in Cleveland, Garvin, McCain and Pottawatomie Counties, Oklahoma.  As of April 30, 2012, all of the permitted area had been shot and data acquired.  All initial or first run processing data has been completed and interpretation of the data and mapping as well as prospect delineation has started.  Regional structural and porosity mapping for the primary target formations has been completed and numerous prospective structural closures have been defined. Over 10,000 acres have been targeted for title research with over half of the title search completed.  Lease acquisition has commenced and it is anticipated that up to a 10-well exploration program on 10 individual prospects will commence in the early summer 2012.

HOMELAND RESOURCES, LTD.
NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS
APRIL 30, 2012

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

As of April 30, 2012, we have participated in the drilling of four test wells.  Of the four wells, one was abandoned in October 2010 and three have been placed into production. Costs of $38,986 associated with the abandoned well have been moved to the proved properties.

The costs associated with the three wells that have been placed into production have been transferred to proved properties.

Impairment

Under the full cost method, the Company is subject to a ceiling test.  This ceiling test determines whether there is any impairment to the proved properties.  The impairment amount represents the excess of capitalized costs over the present value, discounted at 10%, of the estimated future net cash flows from the proven oil and gas reserves plus the cost, or estimated fair market value.  There was no impairment cost as of April 30, 2012.

Depletion

Under the full cost method, depletion is computed on the units of production method based on proved reserves, or upon reasonable estimates where proved reserves have not yet been established due to the recent commencement of production.  Depletion expense recognized was $7,566 and $21,227 for the three month periods ended April 30, 2012 and 2011, respectively, and was $22,698 and $21,227 for the nine month periods ended April 30, 2012 and 2011, respectively.

NOTE 6 – NOTES PAYABLE

The Company has recorded the following notes payable:

	April 30, 2012	July 31, 2011
Radium Ventures 6.5%	$55,000	$55,000
Radium Ventures 6.5%	50,000	50,000
Radium Ventures 7.5%	604,709	604,709

Total	$709,709	$709,709

Interest expense incurred during the three and nine month periods ended April 30, 2012 amounted to $12,866 and $39,169, respectively. Accrued interest expense related to these notes amounted to $85,206 at April 30, 2012 and has been included in accrued liabilities on the Company’s balance sheet.

During the nine month period ended April 30, 2012, the Company had no borrowings on the $1,000,000 loan facility with Radium Ventures Corp. (“Radium”).  Advances under the loan bear interest at 7.5% and are payable within 36 months. The Company has agreed to issue the lender 50,000 restricted shares of common stock for every $100,000 borrowed under the loan facility.

HOMELAND RESOURCES, LTD.
NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS
APRIL 30, 2012

NOTE 7– DEFERRED FINANCING COSTS

The Company records deferred financing costs in connection with the cumulative issuance of 250,000 shares of our common stock in connection with our $1,000,000 loan facility (Note 6). The Company considered ASC 835-30, “Interest – Imputation of Interest,” in recording these amounts. The Company recognizes debt issue costs on the balance sheet as deferred charges, and amortizes the balance over the term of the related debt. The Company amortized $4,289 and $2,583 of deferred financing costs for the three month periods ended April 30, 2012 and 2011, respectively, and amortized $14,238 and $5,931 of deferred financing costs for the nine month periods ended April 30, 2012 and 2011, respectively.

NOTE 8 –STOCKHOLDERS’ (DEFICIT)

As of April 30, 2012, we had 250,000,000 and 500,000,000 shares of preferred stock and common stock authorized, respectively.  10,000,000 shares of preferred stock were designated as Series A Preferred Stock, with a par value of $0.0001 per share.  As of April 30, 2012, there were nil and 60,300,000 shares of preferred stock and common stock outstanding, respectively.

 The Company did not issue any shares of its common stock or preferred shares during the three and nine months period ended April 30, 2012.

NOTE 9 – STOCK BASED COMPENSATION

During the three months ended April 30, 2012 our board of directors approved the issuance of 250,000 non-qualified stock options to an employee and a director of the Company.

A summary of activity for the nine months ended April 30, 2012is as follows:
	Number of Shares	Weighted-Average Exercise Price
Options outstanding —July 31, 2011	-	$-
Options exercisable — July 31, 2011	-	$-

Granted	250,000	$0.18
Forfeited	-	$-
Expired	-	$-
Options outstanding — April 30, 2012	250,000	$0.18
Options exercisable — April 30, 2012	250,000	$0.18

All options granted during the period vested 100% as of the date of grant. Options expire two years from the date of grant and are non-transferable.

HOMELAND RESOURCES, LTD.
NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS
APRIL 30, 2012

The fair value of each share-based award is estimated on the date of grant using a Black-Scholes pricing model that incorporates the assumptions noted in the following table for the nine months ended April 30:

	2012	2011
Expected option term — years	2	-
Weighted-average risk-free interest rate	0.34%	-
Expected dividend yield	0	-
Weighted-average volatility	273.21%	-

In connection with the issuance of the options to purchase our common shares we have recorded share based compensation of $42,620 for the three and nine months ended April 30, 2012, as compared to $nil and $nil for the corresponding prior periods. This amount has been included as a component of general and administrative expense in our unaudited statements of operations.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

Although not completely estimable as of April 30, 2012, based on the terms of the Company’s original agreements with the operator, the Company anticipates additional expenditures related to its share of the drilling program during the remainder of the fiscal year, and that additional expenditures related to its seismic program may be significant during the remainder of the fiscal year as drilling may commence on the prospect area.  In addition, should the Company choose to terminate its involvement in the seismic program, the Company may incur significant additional liabilities per the terms of its initial agreement with the operator.

NOTE 11 – RELATED PARTY TRANSACTIONS

As of April 30, 2012, the Company owed $158,354 to a related party. As of April 30, 2012, amounts payable to the related party included $82,500 in connection with consulting services provided to the Company, while remaining amounts owed are related to expenses paid on behalf of the Company. During the three and nine months ended April 30, 2012, the Company incurred $7,500 and $22,500, respectively, in consulting expense with the related party.  The Company made no cash payments to related parties during the nine months ended April 30, 2012.

 NOTE 12 – SUBSEQUENT EVENTS

The Company has evaluated all transactions through the date of issuance of these financial statements and noted there are no subsequent events that would require disclosure.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Our original business plan was to proceed with the exploration of the Home Ranch Prospect to determine whether there were commercially exploitable reserves of minerals located on the property comprising such mineral claims.  In fiscal 2010, we determined that our ability to explore for minerals on these claims had become economically non-feasible and we therefore suspended our activities on the Home Ranch Prospect indefinitely in order to focus on our oil and gas interests.  We did not conduct any operations or exploration activities on the Home Ranch Prospect during the nine month period ended April 30, 2012.  At the time of this report, we do not know when or if we will proceed with the Home Ranch Prospect.

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

Washita Bend 3D Exploration Project

In April 2010, we acquired a 5% working interest in the Washita Bend 3D Exploration Project for a total buy-in cost of $46,250.  The project provides for the acquisition of approximately 135 miles of 3D seismic data to identify drillable prospects in a study area comprising 119,680 acres in Oklahoma.  The Washita prospect area is located in Cleveland, Garvin, McCain and Pottawatomie Counties, Oklahoma.  As of April 30, 2012, all of the permitted area had been shot and data acquired.  All initial or first run processing data has been completed and interpretation of the data and mapping as well as prospect delineation has started.  Regional structural and porosity mapping for the primary target formations has been completed and numerous prospective structural closures have been defined. Over 10,000 acres have been targeted for title research with over half of the title search completed. Lease acquisition has commenced and it is anticipated that up to a 10-well exploration program on 10 individual prospects will commence in the early summer 2012.

 2010–1 Drilling Program

In April 2010, we acquired a 5% working interest in a Drilling Program located in Garvin County, Oklahoma.  We have participated in the drilling of four exploratory wells on the prospect acreage. Of the four wells in which we had participated, as of April 30, 2012, three were in production.  Cumulative gross production to date related to the three  wells in which we participate is 139,180 Bbls of oil and 25,007 Mcf of gas.

Loans

For the three and nine month periods ended April 30, 2012, we did not borrow any funds under the terms of our $1,000,000 loan facility.

Results of Operations

Three months ended April 30, 2012 compared to the three months ended April 30, 2011.

Revenues - We recognized $60,443 in revenues during the three months ended April 30, 2012, compared with $101,628 for the three months ended April 30, 2011.  The revenues recorded for the three month periods results from the recognition of production revenue related to three of our shallow wells placed into service during the quarter ended April 30, 2011.  The decrease in revenue for the three months ended April, 30, 2012 relates to a decrease in production of these wells. Since these wells are shallow wells, the initial months following the production inception yield a significantly higher level of production and then diminish, thus, the decline in revenues is related to the decline in production from these wells.

Expenses - During the three months ended April 30, 2012, we incurred operating expenses of $87,498 as compared to $60,201 during the three months ended April 30, 2011, resulting in an increase of $27,297.  The increase in direct costs is primarily attributable to the following:

•	decreased lease operating expenses of $5,201 as compared to $6,207 in the corresponding prior period;
•
depreciation, depletion and accretion expense of $7,628 as compared to $21,284 in the corresponding prior period resulting primarily from our recording of depletion expense related to the decrease in production from the wells placed into production in 2011 and accretion of our asset retirement obligations; and

•
share based compensation recorded as component of general and administrative expense of $42,620 offset by decreases in general and administrative expenses (excluding share based compensation) to $24,550 as compared to $25,210 in the corresponding prior period particularly our accounting and audit, and investor relations costs, partially offset by increases in management fees and subscriptions;

Other expenses– We incurred $17,155 in other expenses during the three months ended April 30, 2012 as compared to $14,209 during the three months ended April 30, 2011 resulting in an increase of $2,946.  The increase in other expenses is attributable to interest expense related to our loans and the amortization of deferred financing costs. Our borrowings increased to approximately $710,000 during the fiscal year ended July 31, 2011, and that amount has remained outstanding as of April 30, 2012 resulting in greater interest expense in the current period as compared to the same prior year period.

Nine months ended April 30, 2012 compared to the nine months ended April 30, 2011.

Revenues - We recognized $188,097 in revenues during the nine months ended April 30, 2012, compared with $170,488 for the nine months ended April 30, 2011.  Three of our wells were placed into service during the second quarter of 2011.  The resulting difference in revenue is derived from the net effect of an additional quarter of production in 2012 and the decrease in production from the shallow wells.

Expenses - During the nine months ended April 30, 2012, we incurred operating expenses of $194,004 as compared to $140,004 during the nine months ended April 30, 2011, resulting in an increase of $54,000.  The increase in direct costs is primarily attributable to the following:

•	increased lease operating expenses of $15,139 as compared to $8,487 in the corresponding prior period;
•
depreciation, depletion and accretion expense of $22,885 as compared to $21,328 in the corresponding prior period resulting primarily from our recording of depletion expense related to our wells recently placed into production and accretion of our asset retirement obligations;

•	share based compensation recorded as component of general and administrative expense of $42,620; and
•
increases in general and administrative expenses (excluding share based compensation) to $90,860 as compared to $72,689 in the corresponding prior period, particularly our accounting and audit, website development expenses, and investor relations costs.

The above increases were partially offset by a decrease in related party consulting to $22,500 during the nine months ended April 30, 2012, from $37,500 in the corresponding period in 2011, and a decrease in legal costs to $11,280 during the nine months ended April 30, 2012, from $20,793 in the corresponding period in 2011.

Other expenses– We incurred $53,407 in other expenses during the nine months ended April 30, 2012 as compared to $36,324 during the nine months ended April 30, 2011 resulting in an increase of $17,083.  The increase in other expenses is attributable to interest expense related to our loans and the amortization of deferred financing costs. Our borrowings increased to approximately $710,000 during the fiscal year ended July 31, 2011, and that amount has remained outstanding as of April 30, 2012 resulting in greater interest expense in the current period as compared to the same prior year period.

Liquidity and Capital Resources

As of April 30, 2012, we had cash of $138,865, compared to cash of $65,811 as of July 31, 2011.  Our working capital deficit at April 30, 2012 was $186,655, compared to $186,536 as of July 31, 2011. The small increase in our working capital deficit relates to increased cash balances resulting from cash generated through operations offset by increases in accounts payable and accounts payable due a related party. The statement of cash flows reflects cash of $20,548 used for the purchase of oil and gas properties, and a total of $nil of cash provided by financing transactions.

We anticipate that we may be required to make additional expenditures relating to our share of the drilling programs during the remainder of the fiscal year. While we have over $100,000 of cash currently, such cash may not be sufficient to meet our requirements under our existing agreements.  Our loan facility with Radium expired on December 31, 2011.  Although we are in negotiations with Radium to extend such loan facility, there is no assurance that an agreement can be finalized before we are required to make any expenditure for these drilling programs in excess of what we hold in cash. If we exhaust all our cash, are unable to timely arrange for new financing, and do not pay our share of drilling program costs, we will be in default of our agreements.  In such event, we may incur significant liabilities per our initial agreement with the operator, forfeit our rights to our interest and be forced to impair the interest.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of April 30, 2012.

Going Concern

In its report prepared in connection with our fiscal year 2011 financial statements, our independent registered public accounting firm included an explanatory paragraph stating that, because we had an accumulated deficit of $146,781 and a working capital deficit of $186,536 at July 31, 2011, there was substantial doubt about our ability to continue as a going concern.  At April 30, 2012, our accumulated deficit was $206,095.  Our continued existence will depend in large part upon our ability to raise sufficient additional capital adequate to fund our participation in drilling and seismic programs through debt and or equity offerings.  Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Our sole officer has assessed the effectiveness of our internal controls over financial reporting as of April 30, 2012.  In making this assessment, management used the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

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

Changes In Internal Controls Over Financial Reporting

In connection with the evaluation of our internal controls during our last fiscal quarter, our sole officer has concluded that there were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended April 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.       Legal Proceedings

None.

Item 1A.     Risk Factors

Not required for smaller reporting companies.

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended April 30, 2012, the registrant issued no shares of the Company’s common stock.

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
101*
Financial statements from the Quarterly Report on Form 10-Q of Homeland Resources Ltd. for the quarter ended April 30, 2012, formatted in XBRL: (i) the Balance Sheets; (ii) the Statements of Operations; (iii) the Statements of Cash Flows; and (v) the Notes to Financial Statements tagged as blocks of text.

______________________
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
(4)
*In accordance with Rule 406T of Regulation S-T, the information in these exhibits shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOMELAND RESOURCES LTD.

Date: June 14, 2012	By:	/s/ Armando Garcia
Armando Garcia
President, Secretary, Treasurer
(principal executive and financial officer)