Form 10-K
period 2012-07-31
HOMELAND RESOURCES LTD.
filed 2012-10-29
CIK 1409624

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended July 31, 2012

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
Yes ☐   No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $2,718,000 as of January 31, 2012

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 60,300,000 on October 29, 2012.

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

Although we believe that the expectations reflected in such forward-looking statements are reasonable, we cannot give any assurance that such expectations will prove to be correct.  Our actual results are likely to differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by us described in this report.  All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by these cautionary statements.  We assume no duty to update or revise our forward-looking statements based on changes in internal estimates or expectations or otherwise.

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
JULY 31, 2012

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

Our current plan of operations is to continue to invest in oil and gas properties.  As noted above, we have suspended our efforts on the Home Ranch Prospect in order to focus on our oil and natural gas interests. We may revitalize these efforts again in the future.

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

We will be required to conduct all mineral exploration activities in accordance with the rules and regulations of the Bureau of Land Management. We will be required to obtain a permit prior to the initiation of the proposed exploration Phase II program.  To obtain a permit, we will have to submit a plan of operation as part of our permit application.  If our activities should advance to the point where we are engaging in significant intrusive mining operations, we could become subject to environmental regulations promulgated by federal, state, and local government agencies.  Environmental legislation provides for restrictions and prohibitions on spills, releases or emissions of various substances produced in association with certain mining industry operations, such as seepage from tailings disposal areas, which would result in environmental pollution.  A breach or violation of such legislation may result in the imposition of fines and penalties.

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

Employees

We have no employees other than our sole officer, Armando Garcia. We anticipate that we will be conducting most of our business through agreements with consultants and third parties.

ITEM 1A.                   RISK FACTORS

Not required for smaller reporting companies.

ITEM 1B.                   UNRESOLVED STAFF COMMENTS

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

As of July 31, 2012, the shooting of seismic data and interpretation had been completed. As of July 31, 2012, the operator has indicated that additional prospect areas may be included in the program. Drilling will commence when all prospects have been identified. Drilling is anticipated to start in early calendar 2013 and the project is anticipated to include a minimum of ten prospect wells.

 As a component of the purchase agreement, we acquired from the seller a 10% carried working interest to casing point in the first eight wells drilled on this prospect area.  Our total funding expenditure related to this project was

$518,018 as of July 31, 2012. Although not completely estimable, we anticipate that additional expenditures related to this program may approach $50,000 for the remainder of calendar 2012.

2010–1 Drilling Program -In April 2010, we acquired a 5% working interest in the 2010-1 Drilling Program located in Garvin County, Oklahoma for total buy-in costs of $39,163.  The drilling program prospect area is located in Garvin County Oklahoma.  As of July 31, 2012, the Miss Jenny #1-8 had been placed into production and had cumulated production of 116,321 Bbls of oil, the Jack #1-13 had been placed into production and had produced a cumulated 12,534 Bbls of oil and 2,503 Mcf of natural gas and the Gehrke #1-24 had been placed into production and had produced a cumulated 10,994 Bbls of oil and 28,444 Mcf of natural gas.  Costs associated with the producing wells have been classified as proved properties in accordance with the principles of full cost accounting so as to allow for the recording of depletion expense.  Cumulated production data presented herein represents gross production for wells in which we maintain an ownership interest.  During the fiscal year ended July 31, 2012, significant downward revisions to remaining potential production quantities were experienced. Production and price data is presented below.

Production and Price

The following table sets forth information regarding net production of oil and natural gas, and certain price and cost information for fiscal years ended July 31;

Production Data:	2012	2011
Natural gas (Mcf)	673	479
Oil (Bbls)	2,277	2,807
Average Prices:
Natural gas (per Mcf)	$ 5.26	$ 7.14
Oil (per Bbl)	$ 91.78	$ 92.48
Production Costs:
Natural gas (per Mcf)	$ 5.26	$ 7.51
Oil (per Bbl)	$ 87.58	$ 85.71

Mineral Properties

During the year ended July 31, 2004, we acquired six unpatented lode mining claims.  These claims are located in western Luna County, New Mexico and are collectively known as the Home Ranch Prospect.  Under the General Mining Law of 1872, which governs our mining claims and leases, we, as the holder of the HR Claims, have the right to develop the minerals located in the land identified in the HR Claims.  We must incur annual assessment work of $100 for each claim or pay an annual maintenance fee of $140 per claim to hold the HR Claims.  The HR Claims can be held indefinitely with or without mineral production, subject to challenge if not developed.  Using land under an unpatented mining claim for anything but mineral and associated purposes violates the General Mining Law of 1872. In August 2012, the Company filed a notice of intent to hold these claims with Luna County New Mexico.

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

ITEM 4.                      MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock was approved for quotation in the OTC Bulletin Board (“OTCBB”) under the symbol “HMLA” on May 15, 2008.  On September 7, 2010, we were no longer quoted on the OTCBB.  We continue to be quoted on the OTC Link as an OTCQB security.  The following table sets forth the range of high and low bid quotations for each fiscal quarter for the last two completed fiscal years and have been adjusted to reflect the effects of forward stock splits.  These quotations reflect inter-dealer prices without retail mark-up, mark-down, or commissions and may not necessarily represent actual transactions.

Fiscal Quarter Ending	High Bid	Low Bid
October 31, 2010	$0.12	$0.09
January 31, 2011	$0.26	$0.12
April 30, 2011	$0.35	$0.18
July 31, 2011	$0.27	$0.12
October 31, 2011	$0.15	$0.05
January 31, 2012	$0.08	$0.02
April 30, 2012	$0.22	$0.055
July 31, 2012	$0.18	$0.10

On October 23, 2012, the last trading price for the common stock was $0.09

Holders and Dividends

As of October 1, 2012, there were 32 record holders of our common stock.

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

Our original business plan was to proceed with the exploration of the Home Ranch Prospect to determine whether there were commercially exploitable reserves of minerals located on the property comprising such mineral claims.  In 2009, we determined that our ability to explore for minerals on these claims had become economically non-

feasible and we therefore suspended our activities on the Home Ranch Prospect indefinitely in order to focus on our oil and gas interests.  We did not conduct any operations or exploration activities on the Home Ranch Prospect during the fiscal years ended July 31, 2012 or 2011.  At the time of this report, we do not know when or if we will proceed with the Home Ranch Prospect.

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

Results of Operations

Year Ended July 31, 2012 as Compared to Year Ended July 31, 2011

We recognized revenue of $202,757 for the year ended July 31, 2012 as compared to $243,140 in the fiscal year ended July 31, 2011. The 16.6% decrease in revenue during fiscal 2012 is primarily attributable to decreases in realized prices for oil and natural gas coupled with temporary decreases in production of oil offset by increases in production of natural gas.

For the fiscal year ended July 31, 2012, we incurred a net loss of $112,947 as compared to a net loss of $4,229 for the fiscal year ended July 31, 2011.  The increase in net loss of $108,718 is primarily attributable to decreases in revenue during the period as discussed above coupled with increases in share based compensation expense, interest expenses and the amortization of deferred financing costs as discussed below.

For the fiscal year ended July 31, 2012, we incurred operating expenses of $244,856 as compared to $194,398 for the year ended July 31, 2011. Operating expenses during the 2012 period were comprised of lease operating expenses of $18,434, depletion and accretion expense of $34,538, related party consulting fees of $30,000 and general and administrative expense in the amount of $161,884. During the 2011 period, operating expenses were comprised of lease operating expenses in the amount of $20,865, depletion and accretion expense of $41,773, related party consulting fees of $45,000 and general and administrative expense of $86,760.

The increase in our operating expenses of $50,458 or 26.0% when comparing the 2012 and 2011 periods is primarily attributable to share based compensation of $42,620 recorded in 2012 where there was no share based compensation expense in the corresponding 2011 period.  Additional increases were noted in the website maintenance and investor relations as well as amortization of deferred financing costs of $18,527 as compared to $9,476 in the corresponding 2011 period. Increases in deferred financing costs in the 2012 period relate to the timing of the issuance of our common shares in connection with our loan agreements. These increases were offset by slightly lower lease operating expenses, depreciation, depletion and accretion expenses as well as decreases in related party consulting fees.

Our accumulated deficit as of July 31, 2012 was $259,728.

Liquidity and Capital Resources

Working Capital - At July 31, 2012, we had cash of $143,552 and our current liabilities exceeded our current assets by $856,831, as compared to cash of $65,811 and current liabilities which exceeded our current assets by $186,536 in the corresponding 2011 period.  The increase in our working capital deficit is primarily attributable to the reclassification of $604,709 of our debt instruments from long term to short term related to maturity dates and increases in accounts payable and accrued liabilities offset by increases in cash balances.

Cash Flow Net cash used in or provided by operating, investing and financing activities for the year ended July 31 were as follows:

	2012	2011
Net cash provided by operating activities	$103,763	$21,167
Net cash (used in) investing activities	$(26,022)	$(447,556)
Net cash provided by financing activities	$-	$489,709

Net Cash Used in Operating Activities. The changes in net cash used in operating activities for the fiscal years ended July 31, 2012 and 2011 are attributable to our net income adjusted for non-cash charges as presented in the statements of cash flows and changes in working capital as discussed above.

Net Cash Used in Investing Activities. Net cash used in investing activities for the fiscal years ended July 31, 2012 and 2011 was related to our expenditures on oil and gas properties as well as our participation in drilling and seismic programs.

Net Cash Provided by Financing Activities.  We did not enter into any financing transactions during the fiscal year ended July 31, 2012.

We anticipate that we may be required to make additional expenditures relating to our share of the drilling programs during fiscal year 2013.  While we have over $100,000 of cash currently, such cash may not be sufficient to meet our requirements under our existing agreements.  Our loan facility with Radium expired on December 31, 2011.  Although we are in negotiations with Radium to extend such loan facility, there is no assurance that an agreement can be finalized before we are required to make any expenditure for these drilling programs in excess of what we hold in cash. If we exhaust all our cash, are unable to timely arrange for new financing, and do not pay our share of drilling program costs, we will be in default of our agreements.  In such event, we may incur significant liabilities per our initial agreement with the operator, forfeit our rights to our interest and be forced to impair the interest.

Loans

Fiscal year ended July 31, 2012

We incurred no new borrowings under our $1,000,000 credit facility during the fiscal year ended July 31, 2012.

Fiscal year ended July 31, 2011

We incurred the following borrowings under our $1,000,000 credit facility during the 2011 period:

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

Draws on our credit facility were utilized to fund our participation in drilling and seismic programs, as well as our operations.

In connection with the draws on the credit facility during the fiscal year ended July 31, 2011, we issued to Radium 250,000 shares of our common stock which we have recorded as deferred financing costs.

Going Concern

In their report prepared in connection with our July 31, 2012 financial statements, our auditors included an explanatory paragraph stating that, because we had an accumulated deficit of $259,728 and our current liabilities exceeded our current assets by $856,831 at July 31, 2012, there is doubt about our ability to continue as a going concern.  Our continued existence will depend in large part upon our ability to raise sufficient capital through debt and or equity offerings.  Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Summary of Significant Accounting Policies

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our Financial Statements.

ASSET RETIREMENT OBLIGATIONS

We follow Financial Accounting Standards Board (“FASB”) Accounting Standards Codification(“ASC”) 410-20 "Accounting for Asset Retirement Obligations,"  that addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs.

FASB ASC 410-20 requires recognition of the present value of obligations associated with the retirement of tangible long-lived assets in the period in which it is incurred.  The liability is capitalized as part of the related long-lived asset’s carrying amount.

Over time, accretion of the liability will be recognized as an operating expense and the capitalized cost is depreciated over the expected useful life of the related asset.  Our asset retirement obligations are related to the plugging, dismantlement, removal, site reclamation and similar activities of our oil and gas exploration activities.

REVENUE RECOGNITION

We recognize oil and gas revenue when production is sold at a fixed or determinable price, persuasive evidence of an arrangement exists, delivery has occurred and title has transferred, and collectability is reasonably assured.

ACCOUNTS RECEIVABLE

Accounts receivable consists of amounts receivable from oil sold from our well interests. All of our accounts receivable is due from one party, the operator of our oil and gas properties.  Management continually monitors accounts receivable for collectability.

IMPAIRMENT OF LONG-LIVED ASSETS

We have adopted FASB ASC 360, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which requires that long-lived assets to be held be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  ASC 360 establishes a single auditing model for long-lived assets to be disposed of by sale.

INCOME TAXES

We record income taxes under the asset and liability method prescribed by FASB ASC 740, “Income Taxes.”  Under this method, deferred tax assets and liabilities are recognized for temporary differences between the financial statement amounts and the tax basis of certain assets and liabilities by applying statutory rates in effect when the temporary differences are expected to reverse. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. Based upon the level of historical losses and the level of uncertainty with respect to future taxable income over the periods in which the deferred tax assets are deductible, a full valuation allowance has been provided.

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

The capitalized costs of oil and gas properties, excluding unevaluated and unproved properties, are amortized using the units-of-production method based on estimated proved recoverable oil and gas reserves. Amortization of unevaluated and unproved property costs begins when the properties become proved or their values become impaired.  Impairment of unevaluated and unproved prospects is assessed periodically based on a variety of factors, including management’s intention with regard to future exploration and development of individually significant properties and our ability to obtain funds to finance such exploration and development.

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

SHARE BASED COMPENSATION

We use the Black-Scholes option-pricing model and the straight-line attribution approach to determine the fair-value of stock-based awards in accordance with FASB ASC 718,“Compensation.”   The option-pricing model requires the input of highly subjective assumptions, including the option’s expected life and the price volatility of the underlying stock. The Company’s expected term represents the period that stock-based awards are expected to be outstanding and is determined based on historical experience of similar awards, giving consideration to the contractual terms of the stock-based awards, vesting schedules and expectations of future employee behavior as influenced by changes to the terms of its stock-based awards. The expected stock price volatility is based on our historical stock prices.

RECENTLY ISSUED ACCOUNTING STANDARDS

NOT YET ADOPTED

The Financial Accounting Standards Board and the International Accounting Standards Board issued joint disclosure requirements in December 2011 designed to enhance disclosures about offsetting assets and liabilities that will enable financial statement users to evaluate the effect or potential effect of netting arrangements on an entity’s financial position. Entities are required to disclose both gross information and net information about financial instruments and derivative instruments that are either offset in the statement of financial position or subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset. These disclosures are effective for us beginning the first quarter of 2013 and must be made retrospectively for comparable periods. Adoption of this amendment will not have a significant impact on our results of operations, financial position or cash flows.

RECENTLY ADOPTED

In September 2011, the FASB amended accounting standards to simplify how entities test goodwill for impairment. The amendment reduces complexity by allowing an entity the option to make a qualitative evaluation of whether it is necessary to perform the two-step goodwill impairment test. The amendment is effective for our interim and annual periods beginning with the first quarter of 2012.  Adoption of this amendment did not have an impact on our  results of operations, financial position or cash flows.

The FASB amended the reporting standards for comprehensive income in June 2011 to eliminate the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. All non-owner changes in stockholders’ equity are required to be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In the two statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present total other comprehensive income (“OCI”), the components of OCI, and the total of comprehensive income. The presentation of items that are reclassified from OCI to net income on the income statement is also required. The amendments did not change the items that must be reported in OCI or when an item of OCI must be reclassified to net income. The amendments are effective for us beginning with the first quarter of 2012. Adoption of this amendment did not have a significant impact on our results of operations, financial position or cash flows.

In May 2011, the FASB issued an update amending the accounting standards for fair value measurement and disclosure, resulting in common principles and requirements under United Stated Generally Accepted Accounting Principles (“U.S. GAAP”) and International Financial Reporting Standards (“IFRS”). The amendments change the wording used to describe certain of the U.S. GAAP requirements either to clarify the intent of existing requirements, to change measurement or expand disclosure principles or to conform to the wording used inIFRS. The amendments are to be applied prospectively and will be effective for our interim and annual periods beginning with the first quarter of 2012. Early application is not permitted. Adoption of these amendments did not have a significant impact on our results of operations, financial position or cash flows.

Oil and Gas Reserve Estimation and Disclosure standards were issued by the FASB in January 2010, which align the FASB’s reporting requirements with the below requirements of the SEC. The FASB also addressed the impact of changes in the SEC’s rules and definitions on accounting for oil and gas producing activities. Similar to the SEC requirements, the FASB requirements were effective for periods ending on or after December 31, 2009. Initial adoption did not have an impact on our results of operations, financial position or cash flows. The effect on depreciation, depletion and accretion expense subsequent to adoption, as compared to prior periods, was not significant. The required disclosures are presented in Supplementary Information on Oil and Gas Producing Activities (Unaudited).

In December 2008, the SEC announced that it had approved revisions to its oil and gas reporting disclosures. The new disclosure requirements include provisions that:

•
Introduce a new definition of oil and gas producing activities. This new definition allows companies to include volumes in their reserve base from unconventional resources. Such unconventional resources include bitumen extracted from oil sands and oil and gas extracted from coal beds and shale formations.

•	Report oil and gas reserves using an un-weighted average price using the prior 12-month period, based on the closing prices on the first day of each month, rather than year-end prices.

•	Permit companies to disclose their probable and possible reserves on a voluntary basis.

•	Require companies to provide additional disclosure regarding the aging of proved undeveloped reserves.

•	Permit the use of reliable technologies to determine proved reserves if those technologies have been demonstrated empirically to lead to reliable conclusions about reserves volumes.

•	Replace the existing “certainty” test for areas beyond one offsetting drilling unit from a productive well with a “reasonable certainty” test.

•
Require additional disclosures regarding the qualifications of the chief technical person who oversees the company’s overall reserve estimation process. Additionally, disclosures regarding internal controls surrounding reserve estimation, as well as a report addressing the independence and qualifications of its reserves preparer or auditor are required.

•	Require separate disclosure of reserves in foreign countries if they represent 15 percent or more of total proved reserves, based on barrels of oil equivalent.

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

ITEM 8.                      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

HOMELAND RESOURCES LTD.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Homeland Resources Ltd.

We have audited the accompanying balance sheets of Homeland Resources Ltd. as of July 31, 2012 and 2011, and the related statements of operations, stockholders’ deficit, and cash flows for the years then ended July 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Homeland Resources Ltd. as of July 31, 2012 and 2011, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the entity will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has accumulated a deficit of $259,728 through July 31, 2012 and current liabilities exceeded current assets by $856,831 that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Stark Schenkein, LLP
Denver Colorado
October 29, 2012

HOMELAND RESOURCES LTD.
BALANCE SHEETS

	July 31, 2012	July 31, 2011
ASSETS

Current Assets
Cash	$143,552	$65,811
Accounts receivable	5,000	54,000
Prepaid expenses	8,000	2,515
Total Current Assets	156,552	122,326

Deferred financing costs, net	14,421	32,949
Mineral property	1	1

Oil and gas properties, at cost (full cost method)
Proved properties	211,238	211,238
Unproved properties	566,115	517,790
Less: accumulated depletion and depreciation	(75,897)	(41,611)
Net oil and gas properties	701,456	687,417

Total Assets	$872,430	$842,693

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)

Current Liabilities
Accounts payable and accrued liabilities	$137,820	$68,008
Accounts payable – related party	165,854	135,854
Notes payable – current portion	709,709	105,000
Total Current Liabilities	1,013,383	308,862

Long Term Liabilities
Note payable	-	604,709
Asset retirement obligation	3,605	3,353
Total Liabilities	1,016,988	916,924

Stockholders’ Deficit
Preferred stock - $0.0001 par value; authorized – 250,000,000 shares Issued and outstanding - nil	-	-
Common stock - $0.0001 par value; authorized – 500,000,000 shares
Issued and outstanding – 60,300,000 shares	6,030	6,030
Additional paid in capital	109,140	66,520
Accumulated(deficit) during the development stage	(175,610)	(175,610)
Retained earnings (deficit)	(84,118)	28,829
Total Stockholders’ (Deficit)	(144,558)	(74,231)
Total Liabilities and Stockholders’ (Deficit)	$872,430	$842,693

The accompanying notes are an integral part of these financial statements

HOMELAND RESOURCES LTD.
STATEMENTS OF OPERATIONS

	Year Ended July 31, 2012	Year Ended July 31, 2011

REVENUES
Oil and gas revenues	$202,757	$243,140
Total Revenues	202,757	243,140

OPERATING EXPENSES
Lease operating expenses	18,434	20,865
Depreciation, depletion and accretion	34,538	41,773
Consulting fees – related party	30,000	45,000
General and administrative	161,884	86,760
TOTAL OPERATING EXPENSES	244,856	194,398

INCOME (LOSS) FROM OPERATIONS	(42,099)	48,742

OTHER EXPENSES
Interest expense	52,321	43,495
Amortization of deferred financing costs	18,527	9,476
TOTAL OTHER EXPENSES	70,848	52,971

Net loss	$(112,947)	$(4,229)

Net Loss Per Common Share
Basic and Diluted	$(0.002)	$(0.000)

Weighted average number of common shares outstanding
Basic and Diluted	60,300,000	60,225,205

The accompanying notes are an integral part of these financial statements

HOMELAND RESOURCES LTD.
STATEMENT OF STOCKHOLDERS’ (DEFICIT)

	Number of Shares	Amount	Paid in Capital	Accumulated (Deficit)	Total Stockholders’ (Deficit)

Balance, July 31, 2010	60,050,000	$6,005	$28,495	$(142,552)	$(108,052)
Issuance of common shares in connection with debt@$0.09	150,000	15	13,485	-	13,500
Issuance of common shares in connection with debt@$0.26	50,000	5	12,995	-	13,000
Issuance of common shares in connection with debt@$0.23	50,000	5	11,545	-	11,550
Net loss for the year	-	-	-	(4,229)	(4,229)
Balance, July 31, 2011	60,300,000	6,030	66,520	(146,781)	(74,231)
Share based compensation	-	-	42,620	-	42,620
Net loss for the year	-	-	-	(112,947)	(112,947)
Balance, July 31, 2012	60,300,000	$6,030	$109,140	$(259,728)	$(144,558)

The accompanying notes are an integral part of these financial statements.

HOMELAND RESOURCES LTD.
STATEMENTS OF CASH FLOWS

	Year Ended July 31, 2012	Year Ended July 31, 2011

OPERATING ACTIVITIES
Net loss	$(112,947)	$(4,229)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, depletion and accretion	34,538	41,773
Share based compensation	42,620	-
Amortization of deferred financing costs	18,527	9,476
Change in non-cash working capital items:
Decrease (increase) in accounts receivable	49,000	(54,000)
Increase in accounts payable and accrued liabilities	47,258	863
Increase in accounts payable and accrued expenses – related party	30,000	29,799
(Increase) in other assets	(5,233)	(2,515)
Net cash provided by operating activities	103,763	21,167

INVESTING ACTIVITIES
Additions to interests in oil and gas properties	(26,022)	(447,556)
Net cash (used in) investing activities	(26,022)	(447,556)

FINANCING ACTIVITIES
Proceeds from notes payable	-	489,709
Net cash provided by financing activities	-	489,709

Net increase in cash	77,741	63,320

Cash, beginning of year	65,811	2,491

Cash, end of year	$143,552	$65,811

Supplemental Disclosures of Cash Flow Information
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-
Non Cash Financing and Investing Transactions
Common shares issued in connection with debt	$-	$38,050

The accompanying notes are an integral part of these financial statements.

HOMELAND RESOURCES LTD.
NOTES TO FINANCIAL STATEMENTS
JULY 31, 2012 AND 2011

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

Homeland Resources Ltd. (the “Company”) was incorporated under the laws of the State of Nevada on July 8, 2003.  The Company’s principal historical activities had been the acquisition of a mineral property in the State of New Mexico.  During the fiscal year ended July 31, 2010, the Company began to acquire working interests in a seismic exploration program as well as a drilling program in oil and gas properties in Oklahoma (Note 4).

ASSET RETIREMENT OBLIGATIONS

The Company follows Financial Accounting Standards Board (“FASB”) Accounting Standards Codification(“ASC”) 410-20 "Accounting for Asset Retirement Obligations,"  that addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs.

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

DEFERRED FINANCING COSTS

As of July 31, 2012, the Company has recorded net deferred financing costs of $14,421 related to common stock issued in connection with its borrowings. Such costs are deferred and amortized by the straight-line method over the life of the underlying borrowings. In case the amount is repaid before maturity, the related unamortized amount will be written off in the statement of operations.

HOMELAND RESOURCES LTD.
NOTES TO FINANCIAL STATEMENTS
JULY 31, 2012 AND 2011

FAIR VALUE

The carrying amount reported in the balance sheet for cash, accounts receivable, accounts payable and accrued liabilities and accounts payable – related party approximates fair value because of the immediate or short-term maturity of these financial instruments.

FOREIGN CURRENCY

The Company’s functional and reporting currency is the United States dollar. Transaction amounts denominated in foreign currencies are translated at exchange rates prevailing at transaction dates.  Carrying values of monetary assets and liabilities are adjusted at each balance sheet date to reflect the exchange rate at that date.  Non-monetary assets and liabilities are translated at the exchange rate on the original transaction date.  Gains and losses from restatement of foreign currency monetary assets and liabilities are included in the statement of operations.  Revenues and expenses are translated at the rates of exchange prevailing on the dates such items are recognized in the statements of operations.  Translation rate adjustments for the fiscal year ended July 31, 2012 were not considered to be material.

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

INCOME TAXES

The Company records income taxes under the asset and liability method prescribed by FASB ASC 740, “Income Taxes.”  Under this method, deferred tax assets and liabilities are recognized for temporary differences between the financial statement amounts and the tax basis of certain assets and liabilities by applying statutory rates in effect when the temporary differences are expected to reverse. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. Based upon the level of historical losses and the level of uncertainty with respect to future taxable income over the periods in which the deferred tax assets are deductible, a full valuation allowance has been provided.

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
NOTES TO FINANCIAL STATEMENTS
JULY 31, 2012 AND 2011

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

ACCOUNTS RECEIVABLE

Accounts receivable consists of amounts receivable from oil sold from the Company’s well interests. As of July 31, 2012, the Company’s accounts receivable amounted to $5,000 all of which is due from one party, the operator of its oil and gas properties.  Management believes this amount to be fully collectible.  The Company will continue to monitor amounts receivable for collectability on a periodic basis.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and

HOMELAND RESOURCES LTD.
NOTES TO FINANCIAL STATEMENTS
JULY 31, 2012 AND 2011

reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

SHARE BASED COMPENSATION

The Company uses the Black-Scholes option-pricing model and the straight-line attribution approach to determine the fair-value of stock-based awards in accordance with FASB ASC 718,“Compensation.”   The option-pricing model requires the input of highly subjective assumptions, including the option’s expected life and the price volatility of the underlying stock. The Company’s expected term represents the period that stock-based awards are expected to be outstanding and is determined based on historical experience of similar awards, giving consideration to the contractual terms of the stock-based awards, vesting schedules and expectations of future employee behavior as influenced by changes to the terms of its stock-based awards. The expected stock price volatility is based on the Company’s historical stock prices.

RECENTLY ISSUED ACCOUNTING STANDARDS

NOT YET ADOPTED

The Financial Accounting Standards Board and the International Accounting Standards Board issued joint disclosure requirements in December 2011 designed to enhance disclosures about offsetting assets and liabilities that will enable financial statement users to evaluate the effect or potential effect of netting arrangements on an entity’s financial position. Entities are required to disclose both gross information and net information about financial instruments and derivative instruments that are either offset in the statement of financial position or subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset. These disclosures are effective for the Company beginning the first quarter of 2013 and must be made retrospectively for comparable periods. Adoption of this amendment will not have a significant impact on the Company’s results of operations, financial position or cash flows.

RECENTLY ADOPTED

In September 2011, the FASB amended accounting standards to simplify how entities test goodwill for impairment. The amendment reduces complexity by allowing an entity the option to make a qualitative evaluation of whether it is necessary to perform the two-step goodwill impairment test. The amendment is effective for the Company’s our interim and annual periods beginning with the first quarter of 2012.  Adoption of this amendment did not have an impact on the Company’s results of operations, financial position or cash flows.

The FASB amended the reporting standards for comprehensive income in June 2011 to eliminate the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. All non-owner changes in stockholders’ equity are required to be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In the two statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present total other comprehensive income, the components of OCI, and the total of comprehensive income. The presentation of items that are reclassified from OCI to net income on the income statement is also required. The amendments did not change the items that must be reported in OCI or when an item of OCI must be reclassified to net income. The amendments are effective for the Company beginning with the first quarter of 2012. Adoption of this amendment did not have a significant impact on the Company’s results of operations, financial position or cash flows.

In May 2011, the FASB issued an update amending the accounting standards for fair value measurement and disclosure, resulting in common principles and requirements under U.S. GAAP and IFRS. The amendments change the wording used to describe certain of the U.S. GAAP requirements either to clarify the intent of existing requirements, to change measurement or expand disclosure principles or to conform to the wording used in International Financial Reporting Standards. The amendments are to be applied

HOMELAND RESOURCES LTD.
NOTES TO FINANCIAL STATEMENTS
JULY 31, 2012 AND 2011

prospectively and will be effective for the Company’s interim and annual periods beginning with the first quarter of 2012. Early application is not permitted. Adoption of these amendments do not have a significant impact on the Company’s  results of operations, financial position or cash flows.

Oil and Gas Reserve Estimation and Disclosure standards were issued by the FASB in January 2010, which align the FASB’s reporting requirements with the below requirements of the SEC. The FASB also addressed the impact of changes in the SEC’s rules and definitions on accounting for oil and gas producing activities. Similar to the SEC requirements, the FASB requirements were effective for periods ending on or after December 31, 2009. Initial adoption did not have an impact on our results of operations, financial position or cash flows. The effect on depreciation, depletion and accretion expense subsequent to adoption, as compared to prior periods, was not significant. The required disclosures are presented in Supplementary Information on Oil and Gas Producing Activities (Unaudited).

In December 2008, the SEC announced that it had approved revisions to its oil and gas reporting disclosures. The new disclosure requirements include provisions that:

•
Introduce a new definition of oil and gas producing activities. This new definition allows companies to include volumes in their reserve base from unconventional resources. Such unconventional resources include bitumen extracted from oil sands and oil and gas extracted from coal beds and shale formations.

•	Report oil and gas reserves using an un-weighted average price using the prior 12-month period, based on the closing prices on the first day of each month, rather than year-end prices.

•	Permit companies to disclose their probable and possible reserves on a voluntary basis.

•	Require companies to provide additional disclosure regarding the aging of proved undeveloped reserves.

•	Permit the use of reliable technologies to determine proved reserves if those technologies have been demonstrated empirically to lead to reliable conclusions about reserves volumes.

•	Replace the existing “certainty” test for areas beyond one offsetting drilling unit from a productive well with a “reasonable certainty” test.

•
Require additional disclosures regarding the qualifications of the chief technical person who oversees the company’s overall reserve estimation process. Additionally, disclosures regarding internal controls surrounding reserve estimation, as well as a report addressing the independence and qualifications of its reserves preparer or auditor are required.

•	Require separate disclosure of reserves in foreign countries if they represent 15 percent or more of total proved reserves, based on barrels of oil equivalent.

As with the FASB standards described above, adoption did not have a material impact on our results of operations, financial position or cash flows.

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and do not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

NOTE 2 – CONCENTRATIONS

The Company recorded 100% of its revenues from the operator of its oil and gas properties during the fiscal years ended July 31, 2012 and 2011.

HOMELAND RESOURCES LTD.
NOTES TO FINANCIAL STATEMENTS
JULY 31, 2012 AND 2011

NOTE 3 – BASIS OF ACCOUNTING AND GOING CONCERN

The accompanying financial statements have been prepared on the basis of accounting principles applicable to a going concern, which contemplates the realization of assets and extinguishment of liabilities in the normal course of business.  As shown in the accompanying balance sheet, the Company has accumulated a deficit of $259,728 through July 31, 2012, and current liabilities exceeded current assets by $856,831. These factors among others may indicate that the Company may be unable to continue in existence. The Company's financial statements do not include any adjustments related to the realization of the carrying value of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence. The Company's ability to establish itself as a going concern is dependent upon its ability to obtain additional financing. Management believes that they can be successful in obtaining debt and/or equity financing which will enable the Company to continue in existence and establish itself as a going concern.

NOTE 4 – OIL AND GAS PROPERTIES

The Company’s oil and gas property interests are as follows:

	July 31, 2012	July 31, 2011
Washita Bend 3D Exploration Project	$518,018	$478,628
2010-1 Drilling Programs	256,144	247,209
Asset Retirement Cost	3,191	3,191
Less: Accumulated Depletion	(75,897)	(41,611)
Total	$701,456	$687,417

Depletion

Under the full cost method, depletion is computed on the units of production method based on proved reserves estimates or upon reasonable estimates where proved reserves have not yet been established due to the recent commencement of production.  Depletion expense recognized was $34,286 and $41,611 for the years ended July 31, 2012 and 2011, respectively.

Impairments

Under the full cost method, the Company is subject to a ceiling test.  This ceiling test determines whether there is impairment to the proved properties.  The impairment amount represents the excess of capitalized costs over the present value, discounted at 10%, of the estimated future net cash flows from the proven oil and gas reserves plus the cost, or estimated fair market value.  There were no impairments recorded for the years ended July 31, 2012 or 2011.

Capitalized Costs

	July 31, 2012	July 31, 2011
Proved properties	$211,238	$211,238
Unproved properties	566,115	517,790
Total proved and unproved properties	777,353	729,028
Accumulated depletion	(75,897)	(41,611)
Net capitalized cost	$701,456	$687,417

HOMELAND RESOURCES LTD.
NOTES TO FINANCIAL STATEMENTS
JULY 31, 2012 AND 2011

NOTE 5 – ASSET RETIREMENT OBLIGATIONS

As of July 31, 2012, the Company recognized the future cost to plug and abandon its wells over the estimated useful lives of the wells.   The liability for the fair value of an asset retirement obligation with a corresponding increase in the carrying value of the related long-lived asset is recorded at the time a well is cased and being made ready for production.  The Company amortizes the amount added to the oil and gas properties and will recognize accretion expense in connection with the discounted liability over the remaining life of the respective well.  The estimated liability is based on historical experience in plugging and abandoning wells, estimated useful lives based on engineering studies, external estimates as to the cost to plug and abandon wells in the future and federal and state regulatory requirements.  The liability is a discounted liability using a credit-adjusted risk-free rate of 7.5%.

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

The information below reflects the change in the asset retirement obligations during the years ended July 31;

	2012		2011
Balance, beginning of year	$3,353		$1,171
Liabilities assumed		-	2,020
Revisions		-	-
Accretion expense	252		162
Balance, end of year	$3,605		$3,353

The reclamation obligation relates to the Gehrke#1-24, Jack#1-13, Miss Jenny#1-8 and Julie #1-14 wells located in Oklahoma.  The present value of the reclamation liability may be subject to change based on management’s current estimates, changes in remediation technology or changes in applicable laws and regulations.  Such changes will be recorded in the accounts of the Company as they occur.

NOTE 6 – NOTES PAYABLE

Notes payable consisted of the following as of July 31:

	2012	2011
Radium Ventures 6.5% *	$55,000	$55,000
Radium Ventures 6.5% *	50,000	50,000
Subtotal	105,000	105,000
Radium Ventures 7.5% *	604,709	604,709
Total	$709,709	$709,709

* The accrued interest expense related to these notes amounted to $98,358 and $46,037 at July 31, 2012 and 2011, respectively, and has been included in accounts payable and accrued liabilities on the Company’s balance sheet.  The Company has recorded interest expense related to these notes of $52,321 and $43,495 as of July 31, 2012 and 2011, respectively.

For the year ended July 31, 2011, the Company borrowed an additional $489,709 under the $1,000,000 loan agreement as described below.  The 2011 advances are subject to the same terms as the original loan signed in 2010, and as such, the Company issued 250,000 shares of its common stock to Radium Venture Corp (“Radium”) (Note 8).

HOMELAND RESOURCES LTD.
NOTES TO FINANCIAL STATEMENTS
JULY 31, 2012 AND 2011

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

In May 2010, the Company signed a loan agreement with Radium, to receive up to $1,000,000 by way of advances available through December 31, 2011.  The advances will be subject to an interest rate of 7.5% per annum.  The Company also committed to issue to Radium 50,000 restricted common shares per each $100,000 advanced.  All amounts advanced are payable within 36 months.  In June 2010 and July 2010, the Company borrowed $50,000 and $65,000 respectively in connection with this agreement.  In connection with these advances, the Company has issued to Radium 50,000 shares of its common stock (Note 8).

NOTE 7 – DEFERRED FINANCING COSTS

During the fiscal year ended July 31, 2012, the Company did not record any charges related to deferred financing fees. During the fiscal year ended July 31, 2011, the Company recorded $38,050 in deferred financing costs in connection with the issuance of 250,000 shares of its common stock to Radium (Note 8).  The Company considered ASC 835-30, Interest – Imputation of Interest in recording these amounts. The Company recognizes debt issue costs on the balance sheet as deferred charges, and amortizes the balance over the term of the related debt. The Company amortized $18,527 and $9,476 of deferred financing costs for the fiscal years ended July 31, 2012 and 2011, respectively.

NOTE 8 – STOCKHOLDERS’ DEFICIT

As of July 31, 2012, the Company had no shares of preferred stock outstanding and 60,300,000 shares of common stock outstanding. All shares referenced in these financial statements reflect the share split effected on July 1, 2009.

There were no issuances of common shares or preferred shares during the year ended July 31, 2012.

During the year ended July 31, 2011, the Company issued 150,000 shares of its common stock at $0.09, 50,000 shares of its common stock at $0.26 per share and 50,000 shares of its common stock at $0.23 per share in connection with its credit facility with Radium (Note 6).  The Company has recorded these as deferred financing costs, and they will be amortized over the term of the underlying instrument.

NOTE 9 – STOCK BASED COMPENSATION

During the year ended July 31, 2012, the Company’s board of directors approved the issuance of 250,000 non-qualified stock options to an employee and a director of the Company.

A summary of activity for the year ended July 31, 2012 is as follows:

HOMELAND RESOURCES LTD.
NOTES TO FINANCIAL STATEMENTS
JULY 31, 2012 AND 2011

	Number of Shares	WeightedAverage Exercise Price	Remaining Contractual Term
Options outstanding —July 31, 2011	-	$-	-
Options exercisable — July 31, 2011	-	$-	-

Granted	250,000	$0.18	1.75
Forfeited	-	-	-
Expired	-	-	-
Options outstanding — July 31, 2012	250,000	$0.18	-
Options exercisable — July 31, 2012	250,000	$0.18	1.75

All options granted during the period vested 100% as of the date of grant. Options expire two years from the date of grant and are non-transferable. At July 31, 2012 and 2011 respectively, the total intrinsic value of options outstanding and exercisable was $nil and $nil, respectively.

The fair value of each share-based award is estimated on the date of grant using a Black-Scholes pricing model that incorporates the assumptions noted in the following table for the year ended July 31, 2012:

	2012	2011
Expected option term — years	2	-
Weighted-average risk-free interest rate	0.34%	-
Expected dividend yield	0	-
Weighted-average volatility	273.21%	-

As there was no historical data available to ascertain a forfeiture rate, the plain vanilla method was applied in calculating the expected term of the options.

In connection with the issuance of the options to purchase its common shares the Company recorded share based compensation of $42,620 for the year ended July 31, 2012, as compared to $nil for the corresponding prior period. This amount has been included as a component of general and administrative expense in the Company’s statement of operations.

NOTE 10 – INCOME TAXES

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

HOMELAND RESOURCES LTD.
NOTES TO FINANCIAL STATEMENTS
JULY 31, 2012 AND 2011

The Company had net operating loss carryforwards available to offset future taxable income approximating $217,108 as of July 31, 2012. The Company has determined that realization of a deferred tax asset that has resulted from the net operating losses is not likely and therefore a full valuation allowance has been recorded against this deferred income tax asset.  There are no other material deferred tax positions recorded by the Company.

The Company does not have an accrual for uncertain tax positions as of July 31, 2012 and 2011. If interest and penalties were to be assessed, it would charge interest to interest expense, and penalties to other operating expense. It is not anticipated that unrecognized tax benefits would significantly increase or decrease within 12 months of the reporting date.

Income tax expense (benefit) for the years ended July 31 consists of the following;

	2012	2011
Current Taxes	$-	$-
Deferred Taxes	(24,614)	(1,481)
Less: valuation allowance	24,614	1,481)
Net income tax provision (benefit)	$-	$-

The effective income tax rate for year ended July 31, is the same as the U.S. Federal statutory income tax rate due to the following:

	2012	2011
Federal statutory income tax rate	$(35%)	$(35%)
State income taxes, net of federal benefit	-%	-%
Valuation allowance	35%	35%
Net effective income tax (benefit) rate	$-	$-

The components of the deferred tax assets and liabilities as of July 31 are as follows:

	2012	2011
Deferred tax assets:
Federal and state net operating loss carryovers	$75,988	$51,373
Deferred tax assets	75,988	51,373

Deferred tax liabilities	-	-

Net deferred tax asset/(liability)	(75,988)	(51,373)
Less: valuation allowance	75,988	51,373
Deferred tax assets (liabilities), net	$-	$-

At July 31, 2012, the Company had a net operating loss carry forward of $217,108 that may be offset against future taxable income through 2033. These carry forwards are subject to review by the Internal Revenue Service.

The Company has fully reserved the $75,988 tax benefit of operating loss carry forwards by a valuation allowance of the same amount, because the likelihood of realization of the tax benefit cannot be determined. Of the total tax benefit, $24,614 is attributable to 2012.

Temporary differences between the time of reporting certain items for financial and tax reporting purposes consists primarily of exploration costs on undeveloped mineral properties.

The Company is not compliant with respect to filing its Federal and State income tax returns.

HOMELAND RESOURCES LTD.
NOTES TO FINANCIAL STATEMENTS
JULY 31, 2012 AND 2011

NOTE 11– COMMITMENTS AND CONTINGENCIES

Although not completely estimable as of July 31, 2012, based on the terms of its original agreements with the operator, the Company anticipates additional expenditures related to its share of the drilling program may exceed $55,000 for the remainder of calendar year 2012, and that additional expenditures related to its seismic program may approach $50,000 for the remainder of calendar 2012.  In addition should the Company choose to terminate its involvement in the seismic program, it may incur significant additional liabilities per the terms of its initial agreement with the operator.

NOTE 12 – RELATED PARTY TRANSACTIONS

The Company received consulting services from a related party for the years ended July 31, 2012 and 2011 amounting to $30,000 and $45,000, respectively.  Amounts outstanding to the related party as of July 31, 2012 and 2011 were $165,854 and $135,854, respectively, for the consulting services rendered as well as payments made to vendors on behalf of the Company.

NOTE 13 – SUBSEQUENT EVENTS

The Company has evaluated significant events subsequent to the balance sheet date and, through the date these financial statements were issued, has determined that there were no subsequent events or transactions which would require recognition or disclosure in the financial statements

NOTE 14 – SUPPLIMENTAL OIL AND GAS INFORMATION (unaudited)

Capitalized Costs Related to Oil and Gas Producing Activities

	July 31, 2012	July 31, 2011
Proved properties	$211,238	$211,238
Unproved properties	566,115	517,790
Total proved and unproved properties	777,353	729,028
Accumulated depletion	(75,897)	(41,611)
Net capitalized cost	$701,456	$687,417

Proved Properties

Proved oil and gas reserves are the estimated quantities of crude oil and natural gas which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. As of July 31, 2012 and 2011, the Company has not recorded any value related to proved oil and gas reserves.

As certain wells in which the Company maintains an ownership interest entered into production during the fiscal year ended July 31, 2012, the costs associated with these wells must be depleted and therefore have been classified as proved properties.  The Company followed the guidance of Rule 4-10(c)(7) of SEC regulation S-X and Items 1201 and 1208 of Regulation related to classifying certain costs as proved.

As of July 31, 2012, the Company has not obtained a reserve analysis from a certified petroleum engineer as it was not deemed to be economically feasible for the Company.  In accordance with Regulation S-X Rule 4-10, an alternate method was elected and an internally generated reserve analysis was prepared.

Results of Operations

Results of operations for oil and gas producing activities during the years ended July 31:

HOMELAND RESOURCES LTD.
NOTES TO FINANCIAL STATEMENTS
JULY 31, 2012 AND 2011

	2012	2011
Revenues	$202,757	$243,140
Production costs	(18,434)	(20,865)
Depletion and accretion	(34,286)	(41,773)
Results of operations (excluding corporate overhead)	$150,037	$180,502

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

Future cash flows are computed by applying annual month-end average prices of oil to period-end quantities of proved oil reserves. Annual average market prices used for the standardized measures below were $91.78/barrel for liquids and $5.26/Mcf for gases. Future operating expenses and development costs are computed primarily by estimating the expenditures to be incurred in developing and producing the Company’s proved natural gas and oil reserves at the end of the period, based on period end costs and assuming continuation of existing economic conditions.

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

Oil and Gas Reserve Quantities

	July	July
	31, 2012	31, 2011
	Oil	Oil
	(Mbbl)	(Mbbl)

Balance beginning of the year	15,971	–
Acquisition through completion of wells	–	18,778

Revisions of previous estimates	(7,583)	–
Production	(2,277)	(2,807)

Balance end of the year	6,111	15,971

During the fiscal year ended July 31, 2012 significant downward revisions to remaining potential production quantities were experienced. Revisions to estimates in quantity reserves were primarily attributable to decreases in estimated production volumes reduced by actual production volumes, coupled with decreases in realized pricing effected by production volumes incurred.

HOMELAND RESOURCES LTD.
NOTES TO FINANCIAL STATEMENTS
JULY 31, 2012 AND 2011

Standardized Measure of Discounted Future Net Cash Flow

	July	July
	31, 2012	31, 2011
Future cash inflows	$581,077	$1,537,738
Future production and development costs	(109,983)	(225,014)
Future net cash flows	471,094	1,312,724
10% annual discount for estimated timing of cash flows	(183,048)	(525,548)
Standardized measure of discounted future net cash flows	$288,046	$787,176

Sources of Changes in Discounted Future Net Cash Flows

	July	July
	31, 2012	31, 2011

Standardized measure of discounted future net cash flows at the
beginning of the year	$787,176	$–
Purchases of oil and gas properties	–	752,536
Accretion of discount	7,958	1,988
Development costs incurred	–	(39,587)
Changes in estimated development costs	(5,278)	–
Revision of previous quantity estimates	(351,335)	–
Net change in prices and production costs	52,485	288,059
Sales of oil and gas produced, net of production costs	(202,960)	(215,820)
Standardized measure of discounted future net cash flows at the end of the year	$288,046	$787,176

ITEM 9.                     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no changes in or disagreements with accountants during the fiscal years ended July 31, 2012 and 2011.

ITEM 9A.                  CONTROLS AND PROCEDURES

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

Rule 15d-15 under the Exchange Act, requires us to carry out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of July 31, 2012, being the date of our most recently completed fiscal year end.  This evaluation was conducted under the supervision and with the participation of our sole officer, Armando Garcia.  Based on this evaluation, Mr. Garcia concluded that the design and operation of our disclosure controls and procedures are not effective since the following material weaknesses exist:

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

Our sole officer has assessed the effectiveness of our internal controls over financial reporting as of July 31, 2012.  In making this assessment, management used the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

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

Our sole officer also considered various mitigating factors in making his determination.  Our sole officer also noted that we are still evaluating and implementing changes in our internal controls in response to the requirements of Sarbanes Oxley §404.  During fiscal year ending July 31, 2013, we will continue to implement appropriate changes as they are identified, including changes to remediate material weaknesses in our internal controls.

Changes In Internal Controls Over Financial Reporting

In connection with the evaluation of our internal controls during our last fiscal quarter, our sole officer has concluded that there were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended July 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.                      OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information about our directors and sole executive officer follows:

Name	Age	Position and Term of Office
Armando Garcia	60	President, Secretary, Treasurer and Director
Heriberto Levy Lindsay	61	Director

Our Bylaws provide for a board of directors consisting of at least one member and an automatic increase by one (1) member immediately when the holders of Series A Preferred Stock of the Company are entitled to elect a director.  All directors hold office until the next annual meeting of the stockholders following their election and until their successors have been elected and qualified.  The board of directors appoints officers.  Officers hold office until the next annual meeting of our board of directors following their appointment and until their successors have been appointed and qualified.

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

ITEM 11.                      EXECUTIVE COMPENSATION

The following table sets forth the remuneration of our sole executive officer during the fiscal years ended July 31, 2012 and2011.  Certain columns as required by the regulations of the Securities and Exchange Commission have been omitted as no information was required to be disclosed under those columns.

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards ($)	Total ($)
Armando Garcia President	2012 2011	8,025 -0-	-0- -0-	34,095(1) -0-	42,120 -0-
____________
(1)
On April 2, 2012, we granted Mr. Garcia options to purchase 200,000 shares of common stock at $0.18 per share.  The options are fully vested from the date of grant and will expire April 2, 2014.  These options were valued using the following assumptions: expected option life: 2 years; risk-free interest rate: 0.34%; annual rate of quarterly dividends: 0.00%; and volatility: 273.21%.

During the last two fiscal years ended July 31, 2012 and 2011, there were no grants of stock options, stock appreciation rights, benefits under long-term incentive plans or other forms of compensation involving our officers, except for the stock option grant made to Mr. Garcia on April 2, 2012.We have no employment agreements with our executive officer.  We do not pay compensation to our directors for attendance at meetings.  We reimburse the directors for reasonable expenses incurred during the course of their performance.  We do not have any compensation plans.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
Name	Number of Securities Underlying Unexercised Options (#) exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price ($)	Option Expiration Date
Armando Garcia	200,000 (1)	-0-	-0-	0.18	4/2/14
__________________
(1)	These options were valued using the following assumptions: expected option life: 2 years; risk-free interest rate: 0.34%; annual rate of quarterly dividends: 0.00%; and volatility: 273.21%.

The following table sets forth compensation of our directors, other than Armando Garcia, whose compensation is disclosed above, for the last completed fiscal year ended July 31, 2012.  Mr. Garcia does not receive any additional compensation for serving as a director.

DIRECTOR COMPENSATION
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Heriberto Levy Lindsay	-0-	-0-	8,523(1)	0	8,523
_______________
(1)  These options were valued using the following assumptions: expected option life: 2 years; risk-free interest rate: 0.34%; annual rate of quarterly dividends: 0.00%; and volatility: 273.21%.

On April 2, 2012, we granted Mr. Lindsay options to purchase 50,000 shares of common stock at $0.18 per share.  The options are fully vested from the date of grant and will expire April 2, 2014.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table provides certain information as to our sole officer and directors and the holders of more than 5% of our common stock as of October 29, 2012.

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership (2)	Percent of Class (2)
Armando Garcia (3) 6801 Los Trechos NE Albuquerque, NM 87109	15,200,000	25.1%
Heriberto Levy Lindsay Residencial Limajo, calle B duplex #57 altos de Sta. Maria Corregimiento A. de Icaza Distrito San Miguelito Provincia de Panama Republic de Panama	50,000	0.1%
All officers and directors as a group (2 persons)	15,250,000	25.2%
__________________
(1)
To our knowledge, except as set forth in the footnotes to this table and subject to applicable community property laws, each person named in the table has sole voting and investment power with respect to the shares set forth opposite such person’s name.

(2)
This table is based on 60,300,000 shares of common stock outstanding as of October 29, 2012. Where persons listed on this table have the right to obtain additional shares of common stock through the exercise or conversion of other securities within 60 days from October 29, 2012, the additional shares are deemed to be outstanding for the purpose of computing the percentage of common stock owned by such persons, but are not deemed to be outstanding for the purpose of computing the percentage owned by any other person.

(3)	Armando Garcia may be deemed to be the promoter of our company.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

As of July 31, 2012, we owed $165,854 to Downtown Consulting, Inc., which is considered to be a related party, for consulting services rendered as well as payments made to vendors on our behalf.

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

Heriberto Levy Lindsay is considered an independent director under the above definition.

ITEM 14.                      PRINCIPAL ACCOUNTING FEES AND SERVICES

The fees billed for professional services rendered by our principal accountant are as follows:

FISCAL	AUDIT	AUDIT-RELATED
YEAR	FEES	FEES	TAX FEES	ALL OTHER FEES
2011	$38,175	-0-	-0-	-0-
2012	$40,000	-0-	-0-	-0-

Pre-Approval Policies and Procedures

Our directors must pre-approve any use of our independent accountants for any non-audit services.  All services of our auditors are approved by our directors and are subject to review by our directors.

PART IV

ITEM 15.                      EXHIBITS, FINANCIAL STATEMENT SCHEDULES

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
101*
Financial statements from the Annual Report on Form 10-K of Homeland Resources Ltd. for the year ended July 31, 2012, formatted in XBRL: (i) the Balance Sheets; (ii) the Statements of Operations; (iii) the Statements of Cash Flows; (iv) the Statements of Stockholders’ Equity; and (v) the Notes to Financial Statements

_________________
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

HOMELAND RESOURCES LTD.

By:	/s/ Armando Garcia
Armando Garcia
President
Date: October 29, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title
/s/ Armando Garcia Armando Garcia	President, Secretary, Treasurer and Director (Principal Executive, Financial, and Accounting Officer)

Date: October 29, 2012
Signature	Title
/s/ Heriberto Levy Lindsay Heriberto Levy Lindsay	Director
Date: October 29, 2012