Form 10-Q
period 2012-10-31
HOMELAND RESOURCES LTD.
filed 2012-12-17
CIK 1409624

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2012

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
[x ] Yes                      [  ] No
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
[  ] Yes   [ x ] No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 60,300,000 shares of Common Stock, $0.0001 par value, December 14, 2012

HOMELAND RESOURCES LTD.

HOMELAND RESOURCES LTD.
BALANCE SHEETS

	October 31, 2012	July 31, 2012
	(Unaudited)
ASSETS

Current Assets
Cash	$89,838	$143,552
Accounts receivable	7,000	5,000
Prepaid assets	6,000	8,000
Total Current Assets	102,838	156,552

Deferred financing costs, net	10,133	14,421
Mineral property	1	1

Oil and gas properties, at cost (full cost method)
Proved properties	212,086	211,238
Unproved properties	576,550	566,115
Less: accumulated depletion and depreciation	(77,764)	(75,897)
Net oil and gas properties	710,872	701,456

Total Assets	$823,844	$872,430

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)

Current Liabilities
Accounts payable and accrued liabilities	$147,376	$137,820
Accounts payable – related party	176,354	165,854
Notes payable	709,709	709,709
Total Current Liabilities	1,033,439	1,013,383
Long Term Liabilities
Asset retirement obligation	3,671	3,605
Total Liabilities	1,037,110	1.016,988

Stockholders’(Deficit)
Preferred stock - $0.0001 par value; authorized – 250,000,000 shares issued and outstanding – nil	-	-
Common stock - $0.0001 par value; authorized – 500,000,000 shares Issued and outstanding – 60,300,000 shares	6,030	6,030
Additional paid in capital	109,140	109,140
(Deficit) accumulated during the development stage	(175,610)	(175,610)
Retained earnings	(152,826)	(84,118)
Total Stockholders’ (Deficit)	(213,266)	(144,558)

Total Liabilities and Stockholders’ (Deficit)	$823,844	$872,430

The accompanying notes are an integral part of these unaudited interim financial statements.

HOMELAND RESOURCES LTD.
STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended October 31, 2012	Three Months Ended October 31, 2011
REVENUES
Oil and gas revenue	$10,983	$60,522
Total Revenues	10,983	60,522

COSTS AND EXPENSES
Lease operating expenses	4,017	4,746
Depreciation, depletion, and accretion	1,933	7,627
Consulting fees – related party	10,500	7,500
General and administrative	45,799	42,253
TOTAL OPERATING (EXPENSES)	(62,249)	(62,126)

LOSS FROM OPERATIONS	(51,266)	(1,574)

OTHER EXPENSES
Interest expense	13,152	13,152
Amortization of deferred financing costs	4,289	5,660
TOTAL OTHER EXPENSES	(17,441)	(18,812)

Net (Loss)	$(68,707)	$(20,386)

Net (Loss) Per Common Share Basic and Diluted	$(0.00)	$(0.00)

Weighted average number of common shares outstanding Basic and Diluted	60,300,000	60,300,000

The accompanying notes are an integral part of these unaudited interim financial statements.

HOMELAND RESOURCES LTD.
STATEMENTS OF CASH FLOWS(UNAUDITED)

	Three Months Ended October 31, 2012	Three Months Ended October 31, 2011
OPERATING ACTIVITIES
Net (loss)	$(68,707)	$(20,386)
Adjustments to reconcile net (loss) to net cash provided by (used in) operating activities:
Depreciation, depletion, and accretion	1,933	7,627
Amortization of deferred financing costs	4,289	5,660
Change in non-cash working capital items:
(Increase) decrease in accounts receivable	(2,000)	14,000
Increase in accounts payable and accrued liabilities	9,126	29,343
Increase in accounts payable related party	10,500	7,500
Increase (decrease) in prepaid assets	2,000	(1,250)
Net cash provided by (used in) operating activities	(42,859)	42,494
INVESTING ACTIVITIES
Additions to interests in oil and gas properties	(10,855)	(6,796)
Net cash (used in) investing activities	(10,855)	(6,796)
FINANCING ACTIVITIES
Proceeds from notes payable	-	-
Net cash provided by financing activities	-	-

Net (decrease) increase in cash	(53,714)	35,698
Cash beginning of period	143,552	65,811
Cash end of period	$89,838	$101,509
SUPPLEMENTAL CASH FLOW DISCLOSURES
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these unaudited interim financial statements.

HOMELAND RESOURCES, LTD.
NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS
OCTOBER 31, 2012

NOTE 1 - BASIS OF PRESENTATION

The interim financial statements of Homeland Resources Ltd. (“we,” “us,” “our,” “Homeland” or the “Company”) are unaudited and contain all adjustments (consisting primarily of normal recurring accruals) necessary for a fair statement of the results for the interim periods presented. Results for interim periods are not necessarily indicative of results to be expected for a full year or for previously reported periods due in part, but not limited to, interest rates, drilling risks, geological risks, the timing of acquisitions, and our ability to obtain additional capital. These interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in Homeland’s Annual Report on Form 10-K for the year ended July 31, 2012, as filed with the Securities and Exchange Commission (“SEC”) on October 29, 2012. The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.

NOTE 2–GOING CONCERN

As of October 31, 2012, our current liabilities exceeded our current assets by $930,601 and for the three months ended October 31, 2012, our net loss was $68,707.  Our results of operations have resulted in an accumulated deficit of $328,436 and a total stockholders’ deficit of $213,266 as of October 31, 2012.  We have participated in the drilling of test wells on undeveloped properties.  We plan further participation in drilling and seismic operations for the remainder of calendar 2012 and during the remainder of the fiscal year.  It is difficult to anticipate our capital requirements for the remainder of the fiscal year as we participate in a seismic program wherein significant drilling activities may commence in the near future. We will need to raise equity or borrow additional capital to fund our continued participation in planned activities. If additional financing is not available, we may be compelled to reduce the scope of our business activities.  If we are unable to fund our operating cash flow needs and planned capital investments, it may be necessary to sell all or a portion of our interests in our oil and gas properties.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounts Receivable – Accounts receivable consists of amounts receivable from oil and gas sold from our well interests. As of October 31, 2012, our accounts receivable amounted to $7,000, all of which is due from one party, the operator of our oil and gas properties.  Management believes this amount to be fully collectible; we will continue to monitor amounts receivable for collectability on a periodic basis.

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
OCTOBER 31, 2012

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

NOTE 5 – (LOSS) PER SHARE

We do not report fully diluted loss per common share as the effect would be anti-dilutive.

NOTE 6 – OIL AND GAS PROPERTIES

The Company holds the following oil and gas interests:

	October 31, 2012	July 31, 2012
Oil and Gas Properties
Washita Bend 3D Exploration Project	$537,387	$526,952
2010-1 Drilling Program	39,163	39,163
Total Oil and Gas Properties - unproved	576,550	566,115

Oil and Gas Properties - proved	208,895	208,047
Asset Retirement Cost	3,191	3,191
Less: accumulated depletion and impairment	(77,764)	(75,897)
Total	$710,872	$701,456

Washita Bend 3D Exploration Project

In April 2010, we acquired a 5% working interest in the Washita Bend 3D Exploration Project for a total buy-in cost of $46,250.  The project provides for the acquisition of approximately 135 miles of 3D seismic data to identify drillable prospects in a study area comprising 119,680 acres in Oklahoma.  The Washita prospect area is located in Cleveland, Garvin, McCain and Pottawatomie Counties, Oklahoma.  As of October 31, 2012, the shooting of seismic data and interpretation had been completed. As of October 31, 2012, the operator has indicated that additional prospect areas may be included in the program. Drilling will commence when all prospects have been identified. Drilling is anticipated to start in early calendar 2013 and the project is anticipated to include a minimum of ten prospect wells. The Company will be carried by the seller, in a 10% working interest to casing point in the first eight wells in the Washita Bend prospect area.

HOMELAND RESOURCES, LTD.
NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS
OCTOBER 31, 2012

               2010–1 Drilling Program

In April 2010, we acquired a 5% working interest in a drilling program located in Garvin County, Oklahoma for a total buy-in cost of $39,163. The Company agreed to participate in the drilling operations to casing point in the initial test well of each prospect.  The before casing point interest shall be 6.25% and the after casing point interest shall be 5.00%.

As of October 31, 2012, we have participated in the drilling of four test wells.  Of the four wells, one was abandoned in October 2010 and three have been placed into production.

Impairment

Under the full cost method, the Company is subject to a ceiling test.  This ceiling test determines whether there is any impairment to the proved properties.  The impairment amount represents the excess of capitalized costs over the present value, discounted at 10%, of the estimated future net cash flows from the proven oil and gas reserves plus the cost, or estimated fair market value.  There was no impairment cost for the three-month periods ended October 31, 2012 and 2011, respectively.

Depletion

Under the full cost method, depletion is computed on the units of production method based on proved reserves, or upon reasonable estimates where proved reserves have not yet been established due to the recent commencement of production.  Depletion expense recognized was $1,867 and $7,566 for the three-month periods ended October 31, 2012 and 2011, respectively.

NOTE 7 – NOTES PAYABLE

The Company has recorded the following notes payable:

	October 31, 2012	July 31, 2012
Radium Ventures 6.5%	$55,000	$55,000
Radium Ventures 6.5%	50,000	50,000
Radium Ventures 7.5%	604,709	604,709

Total	$709,709	$709,709

Interest expense incurred during the three months ended October 31, 2012 amounted to $13,152. Accrued interest expense related to these notes amounted to $111,510 at October 31, 2012 and has been included in accrued liabilities on the Company’s balance sheet.

NOTE 8–STOCKHOLDERS’ (DEFICIT)

As of October 31, 2012, we had 250,000,000 and 500,000,000 shares of preferred stock and common stock authorized, respectively.  10,000,000 shares of preferred stock were designated as Series A Preferred Stock, with a par value of $0.0001 per share.  As of October 31, 2012, there were nil and 60,300,000 shares of preferred stock and common stock outstanding, respectively.

 The Company did not issue any shares of its common stock or preferred shares during the three- month period ended October 31, 2012.

HOMELAND RESOURCES, LTD.
NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS
OCTOBER 31, 2012

NOTE 9 – COMMITMENTS AND CONTINGENCIES

Although not completely estimable as of October 31, 2012, based on the terms of the Company’s original agreements with the operator, the Company anticipates additional expenditures related to its share of the drilling program during the remainder of the fiscal year, and that additional  expenditures related to its seismic program may be significant during the remainder of the fiscal year as drilling may commence on the prospect area.  In addition, should the Company choose to terminate its involvement in the seismic program, the Company may incur significant additional liabilities per the terms of its initial agreement with the operator.

NOTE 10 – RELATED PARTY TRANSACTIONS

As of October 31, 2012, the Company owed $176,354 to a related party.  During the three months ended October 31, 2012, the Company incurred $10,500 in consulting expense with the related party.  The Company made no cash payments to related parties during the three months ended October 31, 2012.

 NOTE 11 – SUBSEQUENT EVENTS

The Company has evaluated all transactions through the date of issuance of these financial statements and noted there are no subsequent events that would require disclosure.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Our original business plan was to proceed with the exploration of the Home Ranch Prospect to determine whether there were commercially exploitable reserves of minerals located on the property comprising such mineral claims.  In fiscal 2010, we determined that our ability to explore for minerals on these claims had become economically non-feasible and we therefore suspended our activities on the Home Ranch Prospect indefinitely in order to focus on our oil and gas interests.  We did not conduct any operations or exploration activities on the Home Ranch Prospect during the three-month period ended October 31, 2012.  At the time of this report, we do not know when or if we will proceed with the Home Ranch Prospect.

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

Washita Bend 3D Exploration Project

In April 2010, we acquired a 5% working interest in the Washita Bend 3D Exploration Project for a total buy-in cost of $46,250.  The project provides for the acquisition of approximately 135 miles of 3D seismic data to identify drillable prospects in a study area comprising 119,680 acres in Oklahoma.  The Washita prospect area is located in Cleveland, Garvin, McCain and Pottawatomie Counties, Oklahoma.  As of October 31, 2012, the shooting of seismic data and interpretation had been completed. As of October 31, 2012, the operator has indicated that additional prospect areas may be included in the program. Drilling will commence when all prospects have been identified. Drilling is anticipated to start in early calendar 2013 and the project is anticipated to include a minimum of ten prospect wells. The Company will be carried by the seller, in a 10% working interest to casing point in the first eight wells in the Washita Bend prospect area.

 2010–1 Drilling Program

In April 2010, we acquired a 5% working interest in a Drilling Program located in Garvin County, Oklahoma.  We have participated in the drilling of four exploratory wells on the prospect acreage. Of the four wells in which we had participated, as of October 31, 2012, three were in production and one was abandoned

Loans

We had no borrowings during the three months ended October 31, 2012.

Results of Operations

Three months ended October 31, 2012 compared to the three months ended October 31, 2011.

Revenues - We recognized $10,983 in revenues during the three months ended October 31, 2012, compared with $60,522 for the three months ended October 31, 2011.  The decrease results primarily from temporary decreases in production resulting from production limitations imposed by the State of Oklahoma. During October 2012, these production limits began to expire and we noted an increase in our production for that month. Permanent decreases in production levels were noted resulting from normal decline curves in the wells.

Expenses - During the three months ended October 31, 2012, we incurred operating expenses of $62,249 as compared to $62,126 during the three months ended October 31, 2011, resulting in an increase of $123.  The increase in direct costs is primarily attributable to the following:

•
increases in general and administrative expenses to $45,799 as compared to $42,253 in the corresponding prior period, which related primarily to increases in accounting and audit fees offset by decreases in legal expense; and

•	increases in related party consulting expense to $10,500 as compared to $7,500 in the corresponding prior period

These increases were partially offset by:

•	depreciation, depletion and accretion expense of $1,933 as compared to $7,627 in the corresponding prior period; and
•	decreased lease operating expenses to $4,017 from $4,746 in the corresponding prior period.

Other expenses – We incurred $17,441 in other expenses during the three months ended October 31, 2012 as compared to $18,812 during the three months ended October 31, 2011 resulting in a decrease of $1,371.  The decrease in other expenses is attributable to decreased amortization of deferred financing costs.

Liquidity and Capital Resources

As of October 31, 2012, we had cash of $89,838, compared to cash of $143,552 as of July 31, 2012.  Our working capital deficit at October 31, 2012 was $930,601, compared to $856,831 as of July 31, 2012. The increase in our working capital deficit relates primarily to decreased cash balances resulting from decreases in revenue generated through operations. The statement of cash flows reflects cash of $10,855 used for the purchase of oil and gas properties, and a total of $nil of cash provided by financing transactions.

We anticipate that we may be required to make additional expenditures relating to our share of the drilling programs during the remainder of the fiscal year. While we have approximately $90,000 of cash currently, such cash may not be sufficient to meet our requirements under our existing agreements.  Our loan facility with Radium expired on December 31, 2011.  Although we are in negotiations with Radium to extend such loan facility, there is no assurance that an agreement can be finalized before we are required to make any expenditure for these drilling programs in excess of what we hold in cash. If we exhaust all our cash, are unable to timely arrange for new financing, and do not pay our share of drilling program costs, we will be in default of our agreements.  In such event, we may incur significant liabilities per our initial agreement with the operator, forfeit our rights to our interest and be forced to impair the interest.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of October 31, 2012.

Going Concern

In its report prepared in connection with our fiscal year 2012 financial statements, our independent registered public accounting firm included an explanatory paragraph stating that, because we had an accumulated deficit of $259,728  a working capital deficit of $856,831 and a stockholders’ deficit of $144,558 at July 31, 2012, there was substantial doubt about our ability to continue as a going concern.  At October 31, 2012, our accumulated deficit was $328,436 and our stockholder’s deficit amounted to $213,266.  Our continued existence will depend in large part upon our ability to raise sufficient additional capital adequate to fund our participation in drilling and seismic programs through debt and/or equity offerings.  Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Our sole officer has assessed the effectiveness of our internal controls over financial reporting as of October 31, 2012.  In making this assessment, management used the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

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

Changes In Internal Controls Over Financial Reporting

In connection with the evaluation of our internal controls during our last fiscal quarter, our sole officer has concluded that there were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended October 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.       Legal Proceedings

None.

Item 1A.     Risk Factors

Not required for smaller reporting companies.

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended October 31, 2012, the registrant issued no shares of the Company’s common stock.

Item 3.       Defaults Upon Senior Securities

None.

Item 4.       Mine Safety Disclosures

Not Applicable

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
101*
Financial statements from the Quarterly Report on the Form 10-Q of Homeland Resources Ltd. for the quarter ended October 31, 2012 formatted in XBRL (i) the Balance Sheets; (ii) the Statements of Operations; (iii) the Statements of Cash Flows; and (iv) the Notes to the Financial Statements.

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

HOMELAND RESOURCES LTD.

Date: December 14, 2012	By:	/s/ Armando Garcia
Armando Garcia
President, Secretary, Treasurer
(principal executive and financial officer)