Form 10-Q
period 2013-01-31
HOMELAND RESOURCES LTD.
filed 2013-03-15
CIK 1409624

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.20549

FORM 10-Q
(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2013

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
[  ] Yes   [x] No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 60,800,000 shares of Common Stock, $0.0001 par value, as of March 15, 2013

HOMELAND RESOURCES LTD.

HOMELAND RESOURCES LTD.
BALANCE SHEETS

	January 31, 2013	July 31, 2012
	(Unaudited)
ASSETS

Current Assets
Cash	$45,134	$143,552
Accounts receivable	22,500	5,000
Prepaid expenses	11,500	8,000
Total Current Assets	79,134	156,552

Deferred financing costs, net	5,844	14,421
Mineral property	1	1

Oil and gas properties, at cost (full cost method)
Proved properties	213,256	211,238
Unproved properties	595,468	566,115
Less: accumulated depletion and depreciation	(84,285)	(75,897)
Net oil and gas properties	724,439	701,456

Total Assets	$809,418	$872,430

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)

Current Liabilities
Accounts payable and accrued liabilities	$160,472	$137,820
Accounts payable – related party	186,854	165,854
Notes payable – current portion	709,709	709,709
Total Current Liabilities	1,057,035	1,013,383
Long Term Liabilities
Asset retirement obligation	3,739	3,605
Total Liabilities	1,060,774	1,016,988

Stockholders’(Deficit)
Preferred stock - $0.0001 par value; authorized – 250,000,000 shares issued and outstanding – nil	-	-
Common stock - $0.0001 par value; authorized 500,000,000 shares 60,800,000 and 60,300,000 issued and outstanding, respectively	6,080	6,030
Additional paid in capital	189,090	109,140
(Deficit) accumulated during the development stage	(175,610)	(175,610)
Accumulated deficit	(270,916)	(84,118)
Total Stockholders’ (Deficit)	(251,356)	(144,558)

Total Liabilities and Stockholders’ (Deficit)	$809,418	$872,430

The accompanying notes are an integral part of these unaudited interim financial statements.

HOMELAND RESOURCES LTD.
STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended January 31, 2013	Three Months Ended January 31, 2012	Six Months Ended January 31, 2013	Six Months Ended January 31, 2012
REVENUES
Oil and gas revenue	$45,157	$67,102	$56,140	$127,654
Total Revenues	45,157	67,102	56,140	127,654

COSTS AND EXPENSES
Lease operating expenses	5,557	5,193	9,573	9,938
Depreciation, depletion, and accretion	6,589	7,630	8,521	15,257
Consulting fees – related party	10,500	7,500	21,000	15,000
General and administrative	123,161	24,055	168,962	66,309
TOTAL OPERATING EXPENSES	145,807	44,378	208,056	106,504

INCOME (LOSS) FROM OPERATIONS	(100,650)	22,724	(151,916)	21,150

OTHER EXPENSES
Interest expense	13,152	13,152	26,304	26,304
Amortization of deferred financing costs	4,289	4,289	8,578	9,949
TOTAL OTHER EXPENSES	(17,441)	(17,441)	(34,882)	(36,253)

Net Income (Loss)	$(118,091)	$5,283	$(186,798)	$(15,103)

Net Income (Loss) Per Common Share Basic and Diluted	$(0.00)	$0.00	$(0.00)	$(0.00)

Weighted average number of common shares outstanding Basic and Diluted	60,343,478	60,300,000	60,321,739	60,300,000

The accompanying notes are an integral part of these unaudited interim financial statements.

HOMELAND RESOURCES LTD.
STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended January 31, 2013	Six Months Ended January 31, 2012
OPERATING ACTIVITIES
Net (loss)	$(186,798)	$(15,103)
Adjustments to reconcile net (loss) to net cash provided by (used in) operating activities:
Depreciation, depletion, and accretion	8,521	15,257
Share based compensation	80,000	-
Amortization of deferred financing costs	8,578	9,949
Change in non-cash working capital items:
(Increase) Decrease in accounts receivable	(17,500)	11,000
(Increase) Decrease in prepaid assets	(3,500)	2,515
Increase in accounts payable and accrued liabilities	2,617	23,808
Increase in accounts payable related party	21,000	15,000
Net cash provided by (used in) operating activities	(87,082)	62,426
INVESTING ACTIVITIES
Additions to interests in oil and gas properties	(11,336)	(11,627)
Net cash (used in) investing activities	(11,336)	(11,627)

Net increase (decrease) in cash	(98,418)	50,799
Cash beginning of period	143,552	65,811
Cash end of period	$45,134	$116,610
SUPPLEMENTAL CASH FLOW DISCLOSURES
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these unaudited interim financial statements.

HOMELAND RESOURCES LTD.
NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS
JANUARY 31, 2013

NOTE 1 – BASIS OF PRESENTATION

The interim financial statements of Homeland Resources Ltd. (“we”, “us”, “our”, “Homeland”, or the “Company”) are unaudited and contain all adjustments (consisting primarily of normal recurring accruals) necessary for a fair statement of the results for the interim periods presented. Results for interim periods are not necessarily indicative of results to be expected for a full year or for previously reported periods due in part, but not limited to, interest rates, drilling risks, geological risks, the timing of acquisitions, and our ability to obtain additional capital. These interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in Homeland’s Annual Report on Form 10-K for the year ended July 31, 2012, as filed with the Securities and Exchange Commission (“SEC”) on October 29, 2012. The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.

NOTE 2 – GOING CONCERN

As of January 31, 2013, our current liabilities exceeded our current assets by $977,901 and for the six months ended January 31, 2013, our net loss was $186,798.  Our results of operations have resulted in an accumulated deficit of $446,526 as of January 31, 2013.  We have participated in the drilling of test wells on undeveloped properties.  We plan further potential participation in drilling and seismic operations for the remainder of the fiscal year.  It is difficult to anticipate our capital requirements for the remainder of the fiscal year as we participate in a seismic program wherein significant drilling activities may commence in the near future. We may need to raise equity or borrow additional capital to fund our continued participation in planned activities. If additional financing is not available, we may be compelled to reduce the scope of our business activities.  If we are unable to fund our operating cash flow needs and planned capital investments, it may be necessary to sell all or a portion of our interests in our oil and gas properties.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounts Receivable – Accounts receivable consists of amounts receivable from oil and gas sold from our well interests. As of January 31, 2013, our accounts receivable amounted to $22,500, all of which is due from one party, the operator of our oil and gas properties.  Management believes this amount to be fully collectible; we will continue to monitor accounts receivable for collectability on a periodic basis.

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

Fair Value of Financial Instruments – The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, notes payable, and interest payable. The carrying amounts of such financial instruments approximate their respective estimated fair value due to the short-term maturities and approximate market interest rates of these instruments.

HOMELAND RESOURCES LTD.
NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS
JANUARY 31, 2013

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Revenue Recognition – The Company recognizes oil and gas revenue when production is sold at a fixed or determinable price, persuasive evidence of an arrangement exists, delivery has occurred and title has transferred, and collectability is reasonably assured.

Estimates – The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates under different assumptions or conditions.

NOTE 4 – RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Accounting standards-setting organizations frequently issue new or revised accounting rules. We regularly review all new pronouncements that have been issued to determine their impact, if any, on our financial statements.

There were various updates recently issued, most of which represented technical corrections to the accounting literature, reclassification of other comprehensive income or application to specific industries and are not expected to have a material impact on the Company's financial position, results of operations or cash flows.

NOTE 5 – OIL AND GAS PROPERTIES

The Company holds the following oil and gas interests:

	January 31, 2013	July 31, 2012
Oil and Gas Properties
Washita Bend 3D Exploration Project	$550,562	$521,209
2010-1 Drilling Program	44,906	44,906
Total Oil and Gas Properties - unproved	595,468	566,115
Oil and Gas Properties - proved	210,065	208,047
Asset Retirement Cost	3,191	3,191
Less: accumulated depletion and impairment	(84,285)	(75,897)
Total	$724,439	$701,456

Washita Bend 3D Exploration Project

In April 2010, we acquired a 5% working interest in the Washita Bend 3D Exploration Project for a total buy-in cost of $46,250.  The project initially provided for the acquisition of approximately 135 miles of 3D seismic data to identify drillable prospects in a study area comprising 119,680 acres in Oklahoma.  The Washita prospect area is located in Cleveland, Garvin, McCain and Pottawatomie Counties, Oklahoma.  As of January 31, 2013, all of the permitted area had been shot and data acquired.  All initial or first run processing data had been completed and interpretation of the data and mapping as well as prospect delineation has been essentially completed.  Regional structural and porosity mapping for the primary target formations had been completed and numerous prospective structural closures have been defined. Over 10,000 acres had initially been targeted for title research the majority of which has been completed.  Leasing on a number of potential prospects had been completed. The possibility exists that additional leases may be negotiated. It is anticipated that a 25 to 30 well drilling program will commence on the prospect area in early spring 2013.

HOMELAND RESOURCES LTD.
NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS
JANUARY 31, 2013

NOTE 5 – OIL AND GAS PROPERTIES (continued)

2010–1 Drilling Program

In April 2010, we acquired a 5% working interest in a drilling program located in Garvin County, Oklahoma for a total buy in cost of $39,163. The Company agreed to participate in the drilling operations to casing point in the initial test well of each prospect.  The before casing point interest is 6.25% and the after casing point interest is 5.00%.

As of January 31, 2013, we have participated in the drilling of four test wells.  Of the four wells, one was abandoned in October 2010 and three have been placed into production. Costs of $38,986 associated with the abandoned well have been moved to the proved properties.

The costs associated with the three wells that have been placed into production have been transferred to, proved properties.

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

Depletion

Under the full cost method, depletion is computed on the units of production method based on proved reserves, or upon reasonable estimates where proved reserves have not yet been established due to the recent commencement of production.  Depletion expense recognized was $6,251 and $7,566 for the three month periods ended January 31, 2013 and 2012, respectively, and was $8,388 and $15,132 for the six month periods ended January 31, 2013 and 2012, respectively.

NOTE 6 – NOTES PAYABLE

        The Company has recorded the following notes payable:

	January 31, 2013	July 31, 2012
Radium Ventures 6.5% - Note Payable	$55,000	$55,000
Radium Ventures 6.5% - Note Payable	50,000	50,000
Radium Ventures 7.5% - Credit Facility	604,709	604,709

Total	$709,709	$709,709

Interest expense incurred during the three-and six-month periods ended January 31, 2013 amounted to $13,152 and $26,304, respectively. Accrued interest expense related to these notes amounted to $124,662 and $98,358 at January 31, 2013 and July 31, 2012, respectively, and has been included in accrued liabilities on the Company’s balance sheet. During the six-month period ended January 31, 2013, the Company had no borrowings on the $1,000,000 loan facility with Radium Ventures Corp. (“Radium”).  Advances under the loan bear interest at 7.5% and are payable within 36 months from the initial funding. Amounts payable under this facility become due on various dates beginning in June 2013. The ability to draw funds on this facility expired in December, 2011. The Company has issued the lender 50,000 restricted shares of common stock for every $100,000 borrowed under the loan facility.

HOMELAND RESOURCES LTD.
NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS
JANUARY 31, 2013

NOTE 7– DEFERRED FINANCING COSTS

The Company has recorded deferred financing costs in connection with the issuance of 250,000 shares of our common stock in connection with our $1,000,000 loan facility (Note 6). The Company considered ASC 835-30, “Interest – Imputation of Interest,” in recording these amounts. The Company recognizes debt issue costs on the balance sheet as deferred charges, and amortizes the balance over the term of the related debt. The Company amortized $4,289 and $4,289 of deferred financing costs for the three-month periods ended January 31, 2013 and 2012, respectively, and amortized $8,578 and $9,949 of deferred financing costs for the six-month periods ended January 31, 2013 and 2012, respectively.

NOTE 8 –STOCKHOLDERS’ (DEFICIT)

As of January 31, 2013, we had 250,000,000 and 500,000,000 shares of preferred stock and common stock authorized, respectively.  10,000,000 shares of preferred stock were designated as Series A Preferred Stock, with a par value of $0.0001 per share.  As of January 31, 2013, there were nil and 60,800,000 shares of preferred stock and common stock outstanding, respectively.

During the six months ended January 31, 2013, the Company issued the following shares of our common stock:

•
500,000 shares were issued in connection with the appointment of our Chief Financial Officer and Chief Operating Officer at $0.16 per share. In connection with the issuance of these shares we have recorded compensation expense of $80,000 which has been included in general and administrative expense on our unaudited statement of operations.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

Although not completely estimable as of January 31, 2013, based on the terms of the Company’s original agreements with the operator, the Company anticipates additional expenditures related to its share of the drilling program during the remainder of the fiscal year, and that additional expenditures related to its seismic program may be significant during the remainder of the fiscal year as drilling may commence on the prospect area.  In addition, should the Company choose to terminate its involvement in the seismic program, the Company may incur significant additional liabilities per the terms of its initial agreement with the operator.

NOTE 10 – RELATED PARTY TRANSACTIONS

As of January 31, 2013, the Company owed $186,854 to a related party. As of January 31, 2013, amounts payable to the related party included $111,000 in connection with consulting services provided to the Company, while remaining amounts owed are related to expenses paid on behalf of the Company. During the three and six months ended January 31, 2013, the Company incurred $10,500 and $21,000, respectively, in consulting expense with the related party.  The Company incurred $7,500 and $15,000, respectively, in consulting expense with the related party during the three and six months ended January 31, 2012.

NOTE 11 – SUBSEQUENT EVENTS

The Company has evaluated all transactions through the date of issuance of these financial statements and noted there are no subsequent events that would require disclosure.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Our original business plan was to proceed with the exploration of the Home Ranch Prospect to determine whether there were commercially exploitable reserves of minerals located on the property comprising such mineral claims.  In fiscal 2010, we determined that our ability to explore for minerals on these claims had become economically non-feasible and we therefore suspended our activities on the Home Ranch Prospect indefinitely in order to focus on our oil and gas interests.  We did not conduct any operations or exploration activities on the Home Ranch Prospect during the six month period ended January 31, 2013.  At the time of this report, we do not know when or if we will proceed with the Home Ranch Prospect.

In April 2010, we acquired working interests in a seismic exploration program as well as a drilling program in oil and gas properties located in Oklahoma, as further described below.  Our present plan of operation is to continue to invest in oil and gas properties.

Oil and Gas Properties

Washita Bend 3D Exploration Project

In April 2010, we acquired a 5% working interest in the Washita Bend 3D Exploration Project for a total buy-in cost of $46,250.  The project initially provided for the acquisition of approximately 135 miles of 3D seismic data to identify drillable prospects in a study area comprising 119,680 acres in Oklahoma.  The Washita prospect area is located in Cleveland, Garvin, McCain and Pottawatomie Counties, Oklahoma.  As of January 31, 2013, all of the permitted area had been shot and data acquired.  All initial or first run processing data had been completed and interpretation of the data and mapping as well as prospect delineation has been essentially completed.  Regional structural and porosity mapping for the primary target formations had been completed and numerous prospective structural closures have been defined. Over 10,000 acres had initially been targeted for title research the majority of which has been completed.  Leasing on a number of potential prospects had been completed. The possibility exists that additional leases may be negotiated. It is anticipated that a 25-to-30 well drilling program conducted over an 18-to-24 month period may commence on the prospect area in early spring 2013.

2010–1 Drilling Program

In April 2010, we acquired a 5% working interest in a Drilling Program located in Garvin County, Oklahoma.  We have participated in the drilling of four exploratory wells on the prospect acreage. Of the four wells in which we had participated, as of January 31, 2013, three were in production.

Loans

For the three and six month periods ended January 31, 2013, we did not borrow any funds under the terms of our $1,000,000 loan facility. Amounts due under this credit facility begin to mature on various dates beginning in June, 2013.

Results of Operations

Three months ended January 31, 2013 compared to the three months ended January 31, 2012.

Revenues - We recognized $45,157 in revenues during the three months ended January 31, 2013, compared with $67,102 for the three months ended January 31, 2012.  The decrease in revenue recognized of $21,945 or 33% relates to decreased production volumes. Decreased production volumes resulted primarily from statutory production limits placed on production. These limits were significant in May through August 2012. Limits began to ease in September, 2012. Production has not yet resumed at pre-limitation levels. Other decreases in production volume result from natural decline curves in the wells in which we have ownership interests.

Expenses - During the three months ended January 31, 2013, we incurred operating expenses of $145,807 as compared to $44,378 during the three months ended January 31, 2012, resulting in an increase of $101,429 or 229%.  The increase in direct costs is primarily attributable to the following;

•	increased lease operating expenses of $5,557 as compared to $5,193 in the corresponding prior period
•	increased related party consulting fees of $10,500 as compared to $7,500 in the corresponding prior period
•
increased general and administrative expense to $123,161 as compared to $24,055 in the corresponding prior period. Increases in general and administrative expense relate primarily to increased share based compensation; of $80,000 as described further below and marketing and promotions expense of $17,000, as compared to $0 and $0 in the prior period.

Increases in operating expenses were offset slightly by a decrease in depreciation, depletion and accretion (“DD&A”) expense of $6,589 as compared to $7,630 in the corresponding prior period. The decrease in DD&A resulted primarily from decreases in production volumes.

In January 2013, we appointed Paul D. Maniscalco to serve as our chief operating officer and chief financial officer.  We granted 500,000 shares of common stock, valued at $80,000, to Mr. Maniscalco in connection with this appointment.

Other expenses– We incurred $17,441 in other expenses during the three months ended January 31, 2013 as compared to $17,441 during the three months ended January 31, 2012. Charges to other expense relate to interest expense related to our loans and the amortization of deferred financing costs. Outstanding balances on our loans remain consistent with the corresponding prior period, thus associated interest expense and amortization of deferred financing fees remain consistent with the corresponding prior period.

Six months ended January 31, 2013 compared to the six months ended January 31, 2012.

Revenues - We recognized $56,140 in revenues during the six months ended January 31, 2013, compared with $127,654 for the six months ended January 31, 2012. The decrease in revenue recognized of $71,514 or 56% relates to decreased production volumes. Decreased production volumes resulted primarily from statutory production limits placed on production. These limits were significant in May through August 2012. Limits began to ease in September, 2012. Production has not yet resumed at pre-limitation levels. Other decreases in production volume result from natural decline curves in the wells in which we have ownership interests.

Expenses - During the six months ended January 31, 2013, we incurred operating expenses of $208,056 as compared to $106,504 during the six months ended January 31, 2012, resulting in an increase of $101,552 or 95%.  The increase in direct costs is primarily attributable to the following:

•
increased general and administrative expenses to $168,962 as compared to $66,309 in the corresponding prior period. Increases in general and administrative expense relate primarily to increased share based compensation of $80,000 (as described elsewhere herein) as compared to $0 in the corresponding prior period,   marketing and promotions expense of $17,000 as compared to $0 in the corresponding prior period and increases in legal expense and management fees.

•	increased in related party consulting fees of $21,000 as compared to $15,000 in the corresponding prior period.

Increases in operating expenses were offset slightly by lease operating expenses of $9,573 as compared to $9,938 in the corresponding prior period, and DD&A expense of $8,521 as compared to $15,257 in the corresponding prior period.

Other expenses– We incurred $34,882 in other expenses during the six months ended January 31, 2013 as compared to $36,253 during the six months ended January 31, 2012 resulting in a decrease of $1,371 or 4%.  The decrease in other expenses is attributable a decrease in the amortization of deferred financing costs as these costs begin to reach their terminal value.

Liquidity and Capital Resources

As of January 31, 2013, we had cash of $45,134 compared to cash of $143,552 as of July 31, 2012.  Our working capital deficit at January 31, 2013 was $977,901, compared to $856,831 as of July 31, 2012. The increase in our working capital deficit relates to decreased cash balances resulting from increases in cash used in operations coupled with increases in accounts payable and accrued liabilities and increases in accounts payable due to related parties offset by increases in prepaid expenses.

We anticipate that we will be required to make additional expenditures relating to our share of the drilling programs during the remainder of the fiscal year. We anticipate that we will have additional capital requirements related to our ongoing participation in our seismic program. While we have over $45,000 of cash currently, such cash may not be sufficient to meet our requirements under our existing agreements.  The ability to draw funds from our loan facility with Radium expired on December 31, 2011.  Although we are in negotiations with Radium to extend such loan facility, there is no assurance that an agreement can be finalized before we are required to make any expenditures for these drilling programs in excess of what we hold in cash. If we exhaust all our cash, are unable to timely arrange for new financing, and do not pay our share of drilling program costs, we will be in default of our agreements.  In such event, we may incur significant liabilities per our initial agreement with the operator, forfeit our rights to our interest and be forced to impair our interest in the Washita Bend Project.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of January 31, 2013.

Going Concern

In its report prepared in connection with our fiscal year 2012 financial statements, our independent registered public accounting firm included an explanatory paragraph stating that, because we had an accumulated deficit of $259,728 and a working capital deficit of $856,831 at July 31, 2012, there was substantial doubt about our ability to continue as a going concern.  At January 31, 2013, our accumulated deficit was $446,526.  Our continued existence will depend in large part upon our ability to raise sufficient additional capital adequate to fund our participation in drilling and seismic programs through debt and or equity offerings.  Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Our Chief Financial Officer and President have assessed the effectiveness of our internal controls over financial reporting as of January 31, 2013.  In making this assessment, management used the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In conducting their evaluation, our Chief Financial Officer and President considered advice from our Independent Registered Public Accounting Firm, StarkSchenkein, LLP (“StarkSchenkein”), that based on several minor corrections to our financial statements and related disclosures proposed by StarkSchenkein, there may be material weaknesses in our internal controls over financial reporting.  Specifically, the following deficiencies are noted:

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

As a result of these deficiencies in our internal controls, our Chief Financial Officer and President concluded further that the design and operation of our disclosure controls and procedures may not be effective and that our internal control over financial reporting was not effective.

Our Chief Financial Officer and President also considered various mitigating factors in making their determination.  Our Chief Financial Officer and President also noted that we are still evaluating and implementing changes in our internal controls in response to the requirements of Sarbanes Oxley §404.  During fiscal year ending July 31, 2013, we will continue to implement appropriate changes as they are identified, including changes to remediate material weaknesses in our internal controls.

Changes In Internal Controls Over Financial Reporting

In connection with the evaluation of our internal controls during our last fiscal quarter, our Chief Financial Officer and President have concluded that there were no material changes in our internal control over financial reporting that occurred during the fiscal quarter ended January 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.       Legal Proceedings

None.

Item 1A.    Risk Factors

Not required for smaller reporting companies.

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended January 31, 2013, we issued 500,000 shares of our common stock in connection with the appointment of our Chief Financial Officer and Chief Operating Officer pursuant to the exemption from registration contained in Section 4(2) of the Securities Act of 1933.  The shares were valued at $80,000.

Item 3.       Defaults Upon Senior Securities

None.

Item 4.       Mine Safety Disclosures

Not applicable.

Item 5.       Other Information

Not applicable

Item 6.       Exhibits

Regulation S-K Number	Exhibit
3.1	Articles of Incorporation (1)
3.2	Amendment to Articles of Incorporation (1)
3.3	Certificate of Change Pursuant to NRS 78.209 (2)
3.4	Bylaws (1)
10.1	Notice of Mining Claims HR #1-6, recorded by Luna County, New Mexico, on March 24, 2004 (1)
10.2	Confirmation of Agreement with Leroy Halterman dated August 1, 2007 (1)
10.3	Loan Commitment Letter from Wellington Financial Corporation dated August 1, 2007 (1)
10.4	Notice of Intent to Hold the HR #1-6 Lode Mining Claims, filed with the Bureau of Land Management on August 15, 2007 (1)
10.5	Notice of Intent to Hold the HR #1-6 Lode Mining Claims recorded by Luna County, New Mexico, on August 17, 2007 (1)
10.6	Loan Commitment dated April 19, 2010 from Radium Ventures Corp. (3)
10.7	Loan Commitment dated May 11, 2010 from Radium Ventures Corp. (3)
10.8	Loan Agreement dated May 15, 2010 from Radium Ventures Corp. (3)
31.1	Rule 15d-14(a) Certification of Paul D. Maniscalco
31.2	Rule 15d-14(a) Certification of Armando Garcia
32.1	Certification of Paul D. Maniscalco Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002
32.2	Certification of Armando Garcia Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002
101*
Financial statements from the Quarterly Report on Form 10-Q of Homeland Resources Ltd. for the quarter ended January 31, 2013, formatted in XBRL: (i) the Balance Sheets; (ii) the Statements of Operations; (iii) the Statements of Cash Flows; and (iv) the Notes to Financial Statements.

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

HOMELAND RESOURCES LTD.

Date: March 15, 2013	By:	/s/ Paul D. Maniscalco
Paul D. Maniscalco
Chief Financial Officer and Chief Operating Officer

HOMELAND RESOURCES LTD.

Date: March 15, 2013	By:	/s/ Armando Garcia
Armando Garcia
President and Secretary