Form 10-Q
period 2013-04-30
HOMELAND RESOURCES LTD.
filed 2013-06-14
CIK 1409624

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.20549

FORM 10-Q
(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2013

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
[  ] Yes   [x] No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 60,800,000 shares of Common Stock, $0.0001 par value, June 14, 2013.

HOMELAND RESOURCES LTD.

HOMELAND RESOURCES LTD.
BALANCE SHEETS

	April 30, 2013	July 31, 2012
	(Unaudited)
ASSETS

Current Assets
Cash	$24,625	$143,552
Accounts receivable	20,000	5,000
Prepaid expenses	2,000	8,000
Total Current Assets	46,625	156,552

Deferred financing costs, net	1,555	14,421
Mineral property	1	1

Oil and gas properties, at cost (full cost method)
Proved properties	281,503	211,238
Unproved properties	606,367	566,115
Less: accumulated depletion and depreciation	(91,398)	(75,897)
Net oil and gas properties	796,472	701,456

Total Assets	$844,653	$872,430

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable and accrued liabilities	$207,464	$137,820
Accounts payable – related party	197,354	165,854
Notes payable	740,709	709,709
Total Current Liabilities	1,145,527	1,013,383
Long Term Liabilities
Asset retirement obligation	3,806	3,605
Total Liabilities	1,149,333	1,016,988

Stockholders’ Deficit
Preferred stock - $0.0001 par value; authorized – 250,000,000 shares Issued and outstanding – none	-	-
Common stock - $0.0001 par value; authorized – 500,000,000 shares Issued and outstanding – 60,800,000 shares and 60,300,000 shares respectively	6,080	6,030
Additional paid in capital	189,090	109,140
Deficit accumulated during the development stage	(175,610)	(175,610)
Accumulated deficit	(324,240)	(84,118)
Total Stockholders’ Deficit	(304,680)	(144,558)

Total Liabilities and Stockholders’ Deficit	$844,653	$872,430

The accompanying notes are an integral part of these unaudited interim financial statements.

HOMELAND RESOURCES LTD.
STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended April 30, 2013	Three Months Ended April 30, 2012	Nine Months Ended April 30, 2013	Nine Months Ended April 30, 2012
REVENUES
Oil and gas revenue	$29,763	$60,443	$85,904	$188,097

COSTS AND EXPENSES
Lease operating expenses	1,791	5,201	11,365	15,139
Depreciation, depletion, and accretion	7,180	7,628	15,702	22,885
Consulting fees – related party	10,500	7,500	31,500	22,500
General and administrative	46,466	67,169	215,428	133,480
TOTAL OPERATING EXPENSES	65,937	87,498	273,995	194,004

LOSS FROM OPERATIONS	(36,174)	(27,055)	(188,091)	(5,907)

OTHER EXPENSES
Interest expense	12,861	12,866	39,164	39,169
Amortization of deferred financing costs	4,289	4,289	12,867	14,238
TOTAL OTHER EXPENSES	17,150	17,155	52,031	53,407

Net Loss	$(53,324)	$(44,210)	$(240,122)	$(59,314)

Net Loss Per Common Share Basic and Diluted	$(0.001)	$(0.000)	$(0.004)	$(0.000)

Weighted average number of common shares outstanding Basic and Diluted	60,800,000	60,300,000	60,477,656	60,300,000

The accompanying notes are an integral part of these unaudited interim financial statements.

HOMELAND RESOURCES LTD.
STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended April 30, 2013	Nine Months Ended April 30, 2012
OPERATING ACTIVITIES
Net loss	$(240,122)	$(59,314)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation, depletion, and accretion	15,702	22,885
Share based compensation	80,000	42,620
Amortization of deferred financing costs	12,867	14,238
Change in non-cash working capital items:
(Increase) Decrease in accounts receivable	(15,000)	11,000
Increase in accounts payable and accrued liabilities	52,012	38,637
Increase in accounts payable related party	31,500	22,500
Decrease in prepaid assets	6,000	1,036
Net cash provided by (used in) operating activities	(57,041)	93,602
INVESTING ACTIVITIES
Additions to interests in oil and gas properties	(92,886)	(20,548)
Net cash (used) in investing activities	(92,886)	(20,548)
FINANCING ACTIVITIES
Proceeds from notes payable	31,000	-
Net cash provided by financing activities	31,000	-

Net (decrease) increase in cash	(118,927)	73,054
Cash beginning of period	143,552	65,811
Cash end of period	$24,625	$138,865
SUPPLEMENTAL CASH FLOW DISCLOSURES
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these unaudited interim financial statements.

HOMELAND RESOURCES LTD.
NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS
APRIL 30, 2013

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

NOTE 2–GOING CONCERN

As of April 30, 2013, our current liabilities exceeded our current assets by $1,098,902 and for the nine months ended April 30, 2013, our net loss was $240,122.  Our results of operations have resulted in an accumulated deficit of $499,850 as of April 30, 2013.  We have participated in the drilling of test wells on undeveloped properties.  We plan further potential participation in drilling and seismic operations for the remainder of the fiscal year.  It is difficult to anticipate our capital requirements for the remainder of the fiscal year as we participate in a seismic program wherein significant drilling activities may commence in the near future. We may need to raise equity or borrow additional capital to fund our continued participation in planned activities. If additional financing is not available, we may be compelled to reduce the scope of our business activities.  If we are unable to fund our operating cash flow needs and planned capital investments, it may be necessary to sell all or a portion of our interests in our oil and gas properties.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounts Receivable – Accounts receivable consists of amounts receivable from oil and gas sold from our well interests. As of April 30, 2013, our accounts receivable amounted to $20,000, all of which is due from one party, the operator of our oil and gas properties.  Management believes this amount to be fully collectible; we will continue to monitor amounts receivable for collectability on a periodic basis.

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

HOMELAND RESOURCES LTD.
NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS
APRIL 30, 2013

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

NOTE 5 – OIL AND GAS PROPERTIES

The Company holds the following oil and gas interests:

	April 30, 2013	July 31, 2012
Oil and Gas Properties
Washita Bend 3D Exploration Project	$567,204	$518,018
2010-1 Drilling Program	39,163	48,097
Total Oil and Gas Properties - unproved	606,367	566,115

Oil and Gas Properties - proved	278,312	208,047
Asset Retirement Cost	3,191	3,191
Less: accumulated depletion and impairment	(91,398)	(75,897)
Total	$796,472	$701,456

Washita Bend 3D Exploration Project

In April 2010, we acquired a 5% working interest in the Washita Bend 3D Exploration Project for a total buy-in cost of $46,250.  The project provides for the acquisition of approximately 135 miles of 3D seismic data to identify drillable prospects in a study area comprising 119,680 acres in Oklahoma.  The Washita prospect area is located in Cleveland, Garvin, McCain and Pottawatomie Counties, Oklahoma.  As of April 30, 2013, all of the permitted area had been shot and data acquired.  All initial or first run processing data had been completed and interpretation of the data and mapping as well as prospect delineation had been essentially completed.  Regional structural and porosity mapping for the primary target formations had been completed and numerous prospective structural closures have been defined. Over 10,000 acres targeted for title research had been substantially completed. On May 14, 2013, drilling commenced on the first of an anticipated 8-well exploration program.  Drilling and testing on this well was completed and on May 27, 2013, the well was classified as a dry hole.  The operator has indicated the drilling of a second well in the 8-well exploration program will commence shortly although no definitive date has been selected. Costs associated with the dry hole have been classified as proved properties as of April 30, 2013.

HOMELAND RESOURCES LTD.
NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS
APRIL 30, 2013

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

As of April 30, 2013, we have participated in the drilling of four test wells.  Of the four wells, one was abandoned in October 2010 and three have been placed into production. Costs of $38,986 associated with the abandoned well have been moved to the proved properties.

The costs associated with the three wells that have been placed into production have been transferred to proved properties.

Impairment

Under the full cost method, the Company is subject to a ceiling test.  This ceiling test determines whether there is any impairment to the proved properties.  The impairment amount represents the excess of capitalized costs over the present value, discounted at 10%, of the estimated future net cash flows from the proven oil and gas reserves plus the cost, or estimated fair market value.  There was no impairment cost as of April 30, 2013.

Depletion

Under the full cost method, depletion is computed on the units of production method based on proved reserves, or upon reasonable estimates where proved reserves have not yet been established due to the recent commencement of production.  Depletion expense recognized was $7,113 and $7,566 for the three-month periods ended April 30, 2013 and 2012, respectively, and was $15,501 and $22,698 for the nine-month periods ended April 30, 2013 and 2012, respectively.

NOTE 6 – NOTES PAYABLE

The Company has recorded the following notes payable:

	April 30, 2013	July 31, 2012
Radium Ventures 6.5%	$55,000	$55,000
Radium Ventures 6.5%	50,000	50,000
Radium Ventures 7.5%	604,709	604,709
Radium Ventures 6.5%	31,000	-

Total	$740,709	$709,709

Interest expense incurred during the three- and nine-month periods ended April 30, 2013 amounted to $12,861 and $39,164, respectively. Interest expense incurred during the three- and nine-month periods ended April 30, 2012 amounted to $12,866 and $39,169, respectively. Accrued interest expense related to these notes amounted to $137,522 at April 30, 2013 and has been included in accrued liabilities on the Company’s balance sheet.

During the nine-month period ended April 30, 2013, the Company had no borrowings on the $1,000,000 loan facility with Radium Ventures Corp. (“Radium”).  Advances under the loan bear interest at 7.5% and are payable within 36 months. The Company has agreed to issue the lender 50,000 restricted shares of common stock for every $100,000 borrowed under the loan facility.

HOMELAND RESOURCES LTD.
NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS
APRIL 30, 2013

On April 19, 2013, Radium Ventures advanced us $31,000 under the terms of a two-year 6.5%  promissory note. The note is unsecured, payable upon demand and can be repaid at any time. The proceeds of this note were used as working capital in connection with our exploration programs.

NOTE 7– DEFERRED FINANCING COSTS

The Company recorded deferred financing costs in connection with the cumulative issuance of 250,000 shares of its common stock in connection with our $1,000,000 loan facility (Note 6). The Company considered ASC 835-30, “Interest – Imputation of Interest,” in recording these amounts. The Company recognizes debt issue costs on the balance sheet as deferred charges, and amortizes the balance over the term of the related debt. The Company amortized $4,289 and $4,289 of deferred financing costs for the three-month periods ended April 30, 2013 and 2012, respectively, and amortized $12,867 and $14,238 of deferred financing costs for the nine-month periods ended April 30, 2013 and 2012, respectively.

NOTE 8 –STOCKHOLDERS’ (DEFICIT)

As of April 30, 2013, we had 250,000,000 and 500,000,000 shares of preferred stock and common stock authorized, respectively.  10,000,000 shares of preferred stock were designated as Series A Preferred Stock, with a par value of $0.0001 per share.  As of April 30, 2013, there were nil and 60,800,000 shares of preferred stock and common stock outstanding, respectively.

During the nine months ended April 30, 2013, the Company issued the following shares of its common stock:

•
500,000 shares were issued in connection with the appointment of our Chief Financial Officer and Chief Operating Officer at $0.16 per share. In connection with the issuance of these shares we have recorded compensation expense of $80,000 which has been included in general and administrative expense on our unaudited statement of operations.

NOTE 9 – STOCK BASED COMPENSATION

During the nine months ended April 30, 2013, our board of directors did not approve the issuance of any stock options. A summary of activity for the nine months ended April 30, 2013 is as follows:

	Number of Shares	Weighted-Average Exercise Price
Options outstanding —July 31, 2012	250,000	$0.18
Options exercisable — July 31, 2012	250,000	$0.18

Granted	-	$-
Forfeited	-	$-
Expired	-	$-
Options outstanding — April 30, 2013	250,000	$0.18
Options exercisable — April 30, 2013	250,000	$0.18

HOMELAND RESOURCES LTD.
NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS
APRIL 30, 2013

All options vested 100% as of the date of grant. Options expire two years from the date of grant and are non-transferable. As of April 30, 2013, the remaining contractual term on all options outstanding is 0.75 years.

The fair value of each share-based award is estimated on the date of grant using a Black-Scholes pricing model that incorporates the assumptions noted in the following table for the nine months ended April 30:

	2013	2012
Expected option term — years	-	2
Weighted-average risk-free interest rate	-	0.34%
Expected dividend yield	-	0
Weighted-average volatility	-	273.21%

In connection with the issuance of the  options to purchase our common shares we have recorded share based compensation of $nil and $nil for the three and nine months ended April 30, 2013, as compared to $42,620 and $42,620 for the corresponding prior periods. This amount has been included as a component of general and administrative expense in our unaudited statements of operations.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

Although not completely estimable as of April 30, 2013, based on the terms of the Company’s original agreements with the operator, the Company anticipates additional expenditures related to its share of the drilling program during the remainder of the fiscal year, and that additional expenditures related to its seismic program may be significant during the remainder of the fiscal year as further drilling may continue on the prospect area.  In addition, should the Company choose to terminate its involvement in the seismic program, the Company may incur significant additional liabilities per the terms of its initial agreement with the operator.

NOTE 11 – RELATED PARTY TRANSACTIONS

As of April 30, 2013, the Company owed $197,354 to a related party. As of April 30, 2013, amounts payable to the related party included $121,500 in connection with consulting services provided to the Company, while remaining amounts owed are related to expenses paid on behalf of the Company. During the three and nine months ended April 30, 2013, the Company incurred $10,500 and $31,500, respectively, in consulting expense with the related party.  The Company made no cash payments to related parties during the nine months ended April 30, 2013.

 NOTE 12 – SUBSEQUENT EVENTS

 On May 14, 2013 we elected to participate in the drilling of a prospect well as our Washita Bend seismic program began to convert from a seismic to drilling program. The well was classified as a dry hole on May 27, 2013. Costs associated with this dry hole were reclassified to proved oil and gas properties effective April 30, 2013.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Our original business plan was to proceed with the exploration of the Home Ranch Prospect to determine whether there were commercially exploitable reserves of minerals located on the property comprising such mineral claims.  In fiscal 2010, we determined that our ability to explore for minerals on these claims had become economically non-feasible and we therefore suspended our activities on the Home Ranch Prospect indefinitely in order to focus on our oil and gas interests.  We did not conduct any operations or exploration activities on the Home Ranch Prospect during the nine-month period ended April 30, 2013.  At the time of this report, we do not know when or if we will proceed with the Home Ranch Prospect.

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

Washita Bend 3D Exploration Project

In April 2010, we acquired a 5% working interest in the Washita Bend 3D Exploration Project for a total buy-in cost of $46,250.  The project provides for the acquisition of approximately 135 miles of 3D seismic data to identify drillable prospects in a study area comprising 119,680 acres in Oklahoma.  The Washita prospect area is located in Cleveland, Garvin, McCain and Pottawatomie Counties, Oklahoma.  As of April 30, 2013, all of the permitted area had been shot and data acquired.  All initial or first run processing data had been completed and interpretation of the data and mapping as well as prospect delineation had been essentially completed.  Regional structural and porosity mapping for the primary target formations had been completed and numerous prospective structural closures have been defined. Over 10,000 acres targeted for title research had been substantially completed. On May 14, 2013, drilling commenced on the first of an anticipated 8-well exploration program. Drilling and testing on this well was completed and on May 27, 2013, the well was classified as a dry hole. The operator has indicated drilling of a second well in the 8-well exploration program will commence shortly although no definitive date has been selected.

 2010–1 Drilling Program

In April 2010, we acquired a 5% working interest in a Drilling Program located in Garvin County, Oklahoma.  We have participated in the drilling of four exploratory wells on the prospect acreage. Of the four wells in which we had participated, as of April 30, 2013, three were in production.  Cumulative gross production to date related to the three wells in which we participate is 167,926 Bbls of oil and 40,958 Mcf of gas.

Loans

For the three- and nine-month periods ended April 30, 2013, we did not borrow any funds under the terms of our $1,000,000 loan facility.

On April 19, 2013, Radium Ventures advanced us $31,000 under the terms of a two-year 6.5% promissory note. The note is unsecured, payable upon demand and can be repaid at any time. The proceeds of this note were used as working capital in connection with our exploration programs.

Results of Operations

Three months ended April 30, 2013 compared to the three months ended April 30, 2012.

Revenues - We recognized $29,763 in revenues during the three months ended April 30, 2013, compared with $60,443 for the three months ended April 30, 2012.   Decreases in revenue for the three months ended April, 30, 2013 result from decreased production in the wells in which we maintain working interests. Decreased production is attributable to normal decline curves coupled with a workover effort on one of our wells which commenced in March 2013.

Expenses - During the three months ended April 30, 2013, we incurred operating expenses of $65,937 as compared to $87,498 during the three months ended April 30, 2012, resulting in a decrease of $21,561.  The decrease in direct costs is primarily attributable to the following:

•	Decreased lease operating expenses to $1,791 as compared to $5,201 in the corresponding prior period, decreases relate to decreased production volumes;
•
Decreased depreciation, depletion and accretion expense to $7,180 as compared to $7,628 in the corresponding prior period, decreases relate primarily to decreased depletion expense resulting from decreased production volumes; and

•
Decreased share-based compensation recorded as component of general and administrative expense of $42,620, offset by increases in general and administrative expenses (excluding share-based compensation) to $46,466 as compared to $24,549 in the corresponding prior period, particularly our accounting and audit, investor relations costs, and increases in management fees and subscriptions.

Other expenses– We incurred $17,150 in other expenses during the three months ended April 30, 2013, as compared to $17,155 during the three months ended April 30, 2012 resulting in a decrease of $5.

Net loss – We incurred a net loss of $53,324 for the three months ended April 30, 2013, despite the decrease in expenses, due to the decreased revenues for the period.  Our net loss for the three months ended April 30, 2012 was $44,210.

Nine months ended April 30, 2013 compared to the nine months ended April 30, 2012.

Revenues - We recognized $85,904 in revenues during the nine months ended April 30, 2013, compared with $188,097 for the nine months ended April 30, 2012.   Decreases in revenue result from decreases in production in the wells in which we maintain working interests. Decreased production is attributable to normal decline curves coupled with a workover effort on one of our wells which commenced in March 2013.

Expenses - During the nine months ended April 30, 2013, we incurred operating expenses of $273,995 as compared to $194,004 during the nine months ended April 30, 2012, resulting in an increase of $79,991.  The increase in direct costs is primarily attributable to the following:

•
Share-based compensation recorded as component of general and administrative expense of $80,000 as compared to $42,620 in the corresponding prior period; Increased share based compensation relates to one time charges recorded during the current fiscal year related to the issuance of common shares to our Chief Financial Officer, as compared to one time charges incurred in the prior period related to the issuance of common stock options to our board of directors; and

•
Increases in general and administrative expenses (excluding share-based compensation) to $135,428 as compared to $90,860 in the corresponding prior period, particularly our accounting and audit, website development expenses, and investor relations costs.

These increases were offset by the following:

•
Decreased lease operating expenses of $11,365 as compared to $15,139 in the corresponding prior period, decreases in lease operating expenses relate to decreases in the volumes produced by the wells in which we maintain a working interest; and

•	Depreciation, depletion and accretion expense of $15,702 as compared to $22,885 in the corresponding prior period resulting primarily from decreased production volumes.

In addition to the above, related party consulting increased to $31,500 during the nine months ended April 30, 2013, from $22,500 in the corresponding period in 2012, and salaries expense increased to $8,145 during the nine months ended April 30, 2013, from $nil in the corresponding period in 2012.

Other expenses– We incurred $52,031 in other expenses during the nine months ended April 30, 2013 as compared to $53,407 during the nine months ended April 30, 2012 resulting in a decrease of $1,376.  The decrease in other expenses is attributable decreased amortization of deferred financing costs, which decreased due to the natural accretion of amounts previously recorded.

Net loss – Decreased revenues, coupled with increased operating expenses, for the nine months ended April 30, 2013 resulted in a net loss of $240,122, as compared with a net loss of $59,314 for the comparable 2012 period.

Liquidity and Capital Resources

As of April 30, 2013, we had cash of $24,625, compared to cash of $143,552 as of July 31, 2012.  Our working capital deficit at April 30, 2013 was $1,098,902, compared to $856,831 as of July 31, 2012. The increase in our working capital deficit relates to decreased cash balances resulting from cash used in operations offset by increases in accounts payable and accounts payable due a related party. The statement of cash flows reflects cash of $92,886 used for the purchase of oil and gas properties, and a total of $31,000 of cash provided by financing transactions.

We anticipate that we may be required to make additional expenditures relating to our share of the drilling programs during the remainder of the fiscal year. At April 30, 2013, our cash balance was $24,625, and may not be sufficient to meet our requirements under our existing agreements.  Our loan facility with Radium expired on December 31, 2011.  Although we are in negotiations with Radium to extend such loan facility, there is no assurance that an agreement can be finalized before we are required to make any expenditure for these drilling programs in excess of what we hold in cash. If we exhaust all our cash, are unable to timely arrange for new financing, and do not pay our share of drilling program costs, we will be in default of our agreements.  In such event, we may incur significant liabilities per our initial agreement with the operator, forfeit our rights to our interest and be forced to impair the interest.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of April 30, 2013.

Going Concern

In its report prepared in connection with our fiscal year 2012 financial statements, our independent registered public accounting firm included an explanatory paragraph stating that, because we had an accumulated deficit of $259,728 and a working capital deficit of $856,831 at July 31, 2012, there was substantial doubt about our ability to continue as a going concern.  At April 30, 2013, our accumulated deficit was $499,850.  Our continued existence will depend in large part upon our ability to raise sufficient additional capital adequate to fund our participation in drilling and seismic programs through debt and or equity offerings.  Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Our Chief Financial Officer and our President have assessed the effectiveness of our internal controls over financial reporting as of April 30, 2013.  In making this assessment, management used the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In conducting their evaluation, our Chief Financial Officer and our President considered advice from our Independent Registered Public Accounting Firm, StarkSchenkein, LLP (“StarkSchenkein”), that based on several minor corrections to our financial statements and related disclosures proposed by StarkSchenkein, there may be material weaknesses in our internal controls over financial reporting.  Specifically, the following deficiencies are noted:

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

As a result of these deficiencies in our internal controls, our Chief Financial Officer and our President concluded further that the design and operation of our disclosure controls and procedures may not be effective and that our internal control over financial reporting was not effective.

Our Chief Financial Officer and our President also considered various mitigating factors in making their determination.  Our Chief Financial Officer and our President also noted that we are still evaluating and implementing changes in our internal controls in response to the requirements of Sarbanes Oxley §404.  During fiscal year ending July 31, 2013, we will continue to implement appropriate changes as they are identified, including changes to remediate material weaknesses in our internal controls.

Changes In Internal Controls Over Financial Reporting

In connection with the evaluation of our internal controls during our last fiscal quarter, our Chief Financial Officer and President have concluded that there were no material changes in our internal control over financial reporting that occurred during the fiscal quarter ended April 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.       Legal Proceedings

None.

Item 1A. Risk Factors

Not required for smaller reporting companies.

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended April 30, 2013, the registrant issued no shares of the Company’s common stock.

Item 3.       Defaults Upon Senior Securities

None.

Item 4.       Mine Safety Disclosures

Not applicable.

Item 5.       Other Information

Not applicable

Item 6.       Exhibits

Regulation S-K Number	Exhibit
3.1	Articles of Incorporation (1)
3.2	Amendment to Articles of Incorporation (1)
3.3	Certificate of Change Pursuant to NRS 78.209 (2)
3.4	Bylaws (1)
10.1	Notice of Mining Claims HR #1-6, recorded by Luna County, New Mexico, on March 24, 2004 (1)
10.2	Confirmation of Agreement with Leroy Halterman dated August 1, 2007 (1)
10.3	Loan Commitment Letter from Wellington Financial Corporation dated August 1, 2007 (1)
10.4	Notice of Intent to Hold the HR #1-6 Lode Mining Claims, filed with the Bureau of Land Management on August 15, 2007 (1)
10.5	Notice of Intent to Hold the HR #1-6 Lode Mining Claims recorded by Luna County, New Mexico, on August 17, 2007 (1)
10.6	Loan Commitment dated April 19, 2010 from Radium Ventures Corp. (3)
10.7	Loan Commitment dated May 11, 2010 from Radium Ventures Corp. (3)
10.8	Loan Agreement dated May 15, 2010 from Radium Ventures Corp. (3)
10.9	Loan Agreement dated April 19, 2013 from Radium Ventures Corp.
31.1	Rule 15d-14(a) Certification of Armando Garcia
31.1	Rule 15d-14(a) Certification of Paul D. Maniscalco
32.1	Certification of Armando Garcia Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002
32.2	Certification of Paul D. Maniscalco Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002
101*
Financial statements from the Quarterly Report on Form 10-Q of Homeland Resources Ltd. for the quarter ended April 30, 2013, formatted in XBRL: (i) the Balance Sheets; (ii) the Statements of Operations; (iii) the Statements of Cash Flows; and (v) the Notes to Financial Statements.

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

HOMELAND RESOURCES LTD.

Date: June 14, 2013	By:	/s/ Armando Garcia
Armando Garcia
President, Secretary, Treasurer
(principal executive officer)

Date: June 14, 2013	By:	/s/ Paul D. Maniscalco
Paul D. Maniscalco
Chief Operating Officer and Chief Financial Officer
(principal financial officer)