Form 10-K
period 2013-07-31
HOMELAND RESOURCES LTD.
filed 2013-10-29
CIK 1409624

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended July 31, 2013

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☒   No ☐

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
Yes ☐   No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $8,109,000 as of January 31, 2013.

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 60,800,000 on October 29, 2013.

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

GLOSSARY OF TERMS

Unless otherwise indicated in this report, natural gas volumes are stated at the legal pressure base of the state or geographic area in which the reserves are located at 60 degrees Fahrenheit. Crude oil and natural gas equivalents are determined using the ratio of six Mcf of natural gas to one barrel of crude oil, condensate or natural gas liquids.

The following definitions shall apply to the technical terms used in this report:

Terms used to describe quantities of crude oil and natural gas:

“Bbl” – Barrel or 42 U.S. gallons liquid volume.

“BOE” – Barrels of crude oil equivalent.

Terms used to describe our interests in wells and acreage:

 “Dry hole” – An exploratory or development well found to be incapable of producing either crude oil or natural gas in sufficient quantities to justify completion as a crude oil or natural gas well.

“Exploratory well” – A well drilled to find and produce crude oil or natural gas in an unproved area, to find a new reservoir in a field previously found to be producing crude oil or natural gas in another reservoir, or to extend a known reservoir.

“Unproved property” – A property or part of a property with no proved reserves.

“Unsuccessful efforts” – Drilling activities that result in a dry hole. Costs associated with unsuccessful efforts are part of the cost to discover reserves, therefore are capitalized in the full cost pool.

“Plugging and abandonment” – The sealing off of fluids in the strata penetrated by a well so that the fluids from one stratum will not escape into another or to the surface. Regulations of all states require plugging of abandoned wells.

 “Workover” – Operations on a producing well to restore or increase production.

 “Revenue interest” – The amount or percentage of revenue/proceeds derived from a producing well that the owner is entitled to receive.

“Working interest” – The amount or percentage of costs that an owner is required to pay of drilling and production expenses. It also gives the owners, in the aggregate, the right to drill, produce and conduct operating activities on the property.

Terms used to assign a present value to or to classify our reserves:

 “PV-10” – The estimated future cash flow, discounted at a rate of 10% per annum, with no price or cost escalation or de-escalation in accordance with guidelines promulgated by the SEC.

 “Proved developed reserves” – Reserves that can be expected to be recovered through existing wells with existing equipment and operating methods. Additional crude oil and natural gas expected to be obtained through the application of fluid injection or other improved recovery techniques for supplementing the natural forces and mechanisms of primary recovery are included in “proved developed reserves” only after testing by a pilot project or after the operation of an installed program has confirmed through production response that increased recovery will be achieved.

“Proved reserves” – Proved crude oil and natural gas reserves are those quantities of crude oil and natural gas, which, by analysis of geoscience and engineering data, can be estimated with reasonable certainty to be economically producible – from a given date forward, from known reservoirs, and under existing economic conditions, operating methods, and government regulations – prior to the time at which contracts providing the right to operate expire, unless evidence indicates that renewal is reasonably certain, regardless of whether deterministic or probabilistic methods are used for the estimation. The project to extract the hydrocarbons must have commenced or the operator must be reasonably certain that it will commence the project within a reasonable time.

“Standardized Measure” – The present value of estimated future cash inflows from proved natural gas and oil reserves, less future development and production costs and future income tax expenses, using prices and costs as of the date of estimation without future escalation, without giving effect to hedging activities, non-property related expenses such as general and administrative expenses, debt service and depreciation, depletion and amortization and discounted using an annual discount rate of 10% to reflect timing of future cash flows.

Other Terms:

 “Resources” – Quantities of oil and gas estimated to exist in naturally occurring accumulations. A portion of the resources may be estimated to be recoverable, and another portion may be considered to be unrecoverable. Resources include both discovered and undiscovered accumulations.

HOMELAND RESOURCES LTD.

FORM 10-K
FOR THE FISCAL YEAR ENDED
JULY 31, 2013

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

In April 2010, we acquired a 5% working interest in the Washita Bend 3D Exploration Project for a total buy-in cost of $46,250.  The project provided for the acquisition of approximately 135 miles of 3D seismic data to identify drillable prospects in a study area comprising 119,680 acres in Oklahoma.  The Washita prospect area is located in Cleveland, Garvin, McCain and Pottawatomie Counties, Oklahoma.  On May 14, 2013, drilling commenced on the first of an anticipated 8-well Phase-I exploration program.  The first three wells drilled in connection with this Phase-I exploration program were deemed to be unsuccessful. As per the terms of the initial purchase agreement, we will participate in all eight wells to be drilled in the Phase-I exploration program. In October 2013, a fourth well was spud, and the economic viability of this well has yet to be determined.

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

We currently have two employees.

ITEM 1A.          RISK FACTORS

Not required for smaller reporting companies.

ITEM 1B.          UNRESOLVED STAFF COMMENTS

Not required for smaller reporting companies.

ITEM 2.             PROPERTIES

Oil and Gas Properties

Washita Bend 3D Exploration Project - In April 2010, we acquired a 5% working interest in the Washita Bend 3D Exploration Project for a total buy-in cost of $46,250.  The project provided for the acquisition of approximately 135 miles of 3D seismic data to identify drillable prospects in a study area comprising 119,680 acres in Oklahoma.  The Washita prospect area is located in Cleveland, Garvin, McCain and Pottawatomie Counties, Oklahoma.  On May 14, 2013, drilling commenced on the first of an anticipated 8-well Phase-I exploration program.  The first three wells drilled in connection with this Phase-I exploration program were deemed to be unsuccessful. As per the terms of the initial purchase agreement, we will participate in all eight wells to be drilled in the Phase-I exploration program. In October 2013, a fourth well was spud, and the economic viability of this well has yet to be determined.

 As a component of the initial Washita Bend purchase agreement, we acquired from the seller a 5% carried working interest to casing point in the first eight wells drilled on this prospect area. We have committed to participate in the drilling of the initial eight wells in the Phase-1, exploration program. Should we fail to participate in the drilling of any of the Phase-1 wells, we are subject to forfeit our right to our share of seismic data gathered.

2010–1 Drilling Program -In April 2010, we acquired a 5% working interest in the 2010-1 Drilling Program located in Garvin County, Oklahoma for total buy-in costs of $39,163.  The drilling program prospect area is located in Garvin County, Oklahoma.  As of July 31, 2013, the Miss Jenny #1-8 had been placed into production and had accumulated production of 151,150 Bbls of oil, the Jack #1-13 had been placed into production and had produced an accumulated 14,151 Bbls of oil and 12,993 Mcf of natural gas and the Gehrke #1-24 had been placed into production and had produced an accumulated 14,446 Bbls of oil and 41,455 Mcf of natural gas.  Cumulative production data presented herein represents gross production for wells in which we maintain an ownership interest.  Production and price data is presented below.

Production and Price

The following table sets forth information regarding production of oil and natural gas net to our interest, and certain price and cost information for fiscal years ended July 31;

Production Data:	2013	2012
Natural gas (Mcf)	461	673
Oil (Bbls)	1,302	2,277
Average Prices:
Natural gas (per Mcf)	$4.48	$5.26
Oil (per Bbl)	$90.47	$91.78
Production Costs:
Natural gas (per Mcf)	$4.14	$5.26
Oil (per Bbl)	$83.96	$87.58

Reserves

As of July 31, 2013, our estimated proved oil and natural gas reserves in barrels of oil equivalent (“BOE”) was 5,387, a 12% decrease from the prior year end’s estimated proved oil and natural gas reserves of 6,111 BOE. This decrease primarily reflects production and natural decline curves in wells, coupled with immaterial downward revisions in gas quantities.

Geographically, our reported reserves are located in one primary area: Garvin County, Oklahoma, the following table summarizes our proved developed oil and natural gas reserves for this area as of July 31, 2013:

Estimated Proved Developed Oil and Gas Reserves by Area

	Net Oil (Bbls)	Net Gas (Mcf)	BOE	%
Oklahoma	4,340	1,047	5,387	100.00%
Total	4,340	1,047	5,387	100.00%

Preparation of Proved Reserves Estimates

Our new policy regarding internal controls over the recording of reserve estimates require reserve estimates to be in compliance with SEC rules, regulations and guidance. All of our reported oil and natural gas reserves estimated as of July 31, 2013 were prepared by the Harper and Associates (“Harper”) of Fort Worth, Texas. Harper is an independent petroleum engineering consulting firm that has been providing petroleum consulting services throughout the continental United States and in the North Mediterranean Seas for thirty five years. Michael Harper is a registered professional engineer in Texas (License #34481). Harper prepared our reserve estimate based upon a review of property interests being appraised, historical production, lease operating expenses and price differentials for our wells. Additionally, authorizations for expenditure ("AFEs"), geological and geophysical data, and other engineering data that complies with SEC guidelines are among that which we provided to such engineer for consideration in estimating our underground accumulations of crude oil and natural gas. This information was reviewed by Harper and our Chief Financial Officer to ensure accuracy and completeness of the data prior to and after submission to Harper. The report of Harper dated September 24, 2013, which contains further discussions of the reserve estimates and evaluations prepared by Harper, as well as the qualifications of Harper, is attached as Exhibit 99.1 to this report.

Delivery Commitments

We are not committed to provide a fixed and determinable quantity of oil, NGLs, or gas in the near future under existing agreements.

Mineral Properties

During the year ended July 31, 2004, we acquired six unpatented lode mining claims.  These claims are located in western Luna County, New Mexico and are collectively known as the Home Ranch Prospect.  Under the General Mining Law of 1872, which governs our mining claims and leases, we, as the holder of the HR Claims, have the right to develop the minerals located in the land identified in the HR Claims.  We must incur annual assessment work of $100 for each claim or pay an annual maintenance fee of $140 per claim to hold the HR Claims.  The HR Claims can be held indefinitely with or without mineral production, subject to challenge if not developed.  Using land under an unpatented mining claim for anything but mineral and associated purposes violates the General Mining Law of 1872. In August 2012, the Company filed a notice of intent to hold these claims with Luna County, New Mexico.

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

Fiscal Quarter Ending	High Bid	Low Bid
October 31, 2010	$0.12	$0.09
January 31, 2011	$0.26	$0.12
April 30, 2011	$0.35	$0.18
July 31, 2011	$0.27	$0.12
October 31, 2011	$0.15	$0.05
January 31, 2012	$0.08	$0.02
April 30, 2012	$0.22	$0.055
July 31, 2012	$0.18	$0.10
October 31, 2012	$0.12	$0.06
January 31, 2013	$0.20	$0.05
April 30, 2013	$0.23	$0.09
July 31, 2013	$0.27	$0.05

On October 28, 2013, the last trading price for the common stock was $0.0425.

Holders and Dividends

As of October 1, 2013, there were 29 record holders of our common stock.

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

Recent Sales of Unregistered Securities

On January 23, 2013, the registrant appointed Paul D. Maniscalco as our Chief Operating Officer and Chief Financial Officer, and in connection therewith Mr. Maniscalco was granted 500,000 shares of common stock at $0.16 per share.

ITEM 6.	SELECTED FINANCIAL DATA

Not required for smaller reporting companies.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our original business plan was to proceed with the exploration of the Home Ranch Prospect to determine whether there were commercially exploitable reserves of minerals located on the property comprising such mineral claims.  In 2009, we determined that our ability to explore for minerals on these claims had become economically non-feasible and we therefore suspended our activities on the Home Ranch Prospect indefinitely in order to focus on our oil and gas interests.  We did not conduct any operations or exploration activities on the Home Ranch Prospect during the fiscal years ended July 31, 2013 or 2012.  At the time of this report, we do not know when or if we will proceed with the Home Ranch Prospect.

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

Results of Operations

Year Ended July 31, 2013 as Compared to Year Ended July 31, 2012

We recognized revenue of $113,747 for the year ended July 31, 2013 as compared to $202,757 in the fiscal year ended July 31, 2012. The 43.9% decrease in revenue during fiscal 2013 is primarily attributable to decreases in oil production offset by less significant increases in gas production in the wells in which we maintain working interests. Decreased production is attributable to normal decline curves coupled with a workover effort on one of our wells which occurred in March 2013.

For the fiscal year ended July 31, 2013, we incurred a net loss of $334,026 as compared to a net loss of $112,947 for the fiscal year ended July 31, 2012.  The increase in net loss of $221,079 is primarily attributable to decreases in revenue during the period as discussed above coupled with increases in share based compensation expense, depletion expenses and investor relations expenses as discussed below.

For the fiscal year ended July 31, 2013, we incurred operating expenses of $380,278 as compared to $244,856 for the year ended July 31, 2012. Operating expenses during the 2013 period were comprised of lease operating expenses of $13,784, depletion and accretion expense of $65,020, related party consulting fees of $42,000 and general and administrative expense in the amount of $259,474. During the 2012 period, operating expenses were comprised of lease operating expenses in the amount of $18,434, depletion and accretion expense of $34,538, related party consulting fees of $30,000 and general and administrative expense of $161,884.

The increase in our operating expenses of $135,422 or 55.3% when comparing the 2013 and 2012 periods is primarily attributable to share based compensation of $80,000 recorded in 2013, compared to $42,620 in the corresponding 2012 period and additional increases in depletion expense of $30,464, investor relations expense of $29,372, and management salaries and office administration fees of $40,485.  These increases were offset by slightly lower accounting and audit expenses and amortization of deferred financing costs.

Our accumulated deficit as of July 31, 2013 was $593,754.

Liquidity and Capital Resources

Working Capital - At July 31, 2013, we had cash of $5,989 and our current liabilities exceeded our current assets by $1,220,532, as compared to cash of $143,552 and current liabilities which exceeded our current assets by $856,831 at July 31, 2012.  The increase in our working capital deficit is primarily attributable to increases in accounts payable, accrued liabilities, and decreases in cash balances.

Cash Flow - Net cash (used in) or provided by operating, investing and financing activities for the year ended July 31 were as follows:

	2013	2012
Net cash provided by (used in) operating activities	$(51,238)	$103,763
Net cash (used in) investing activities	$(157,325)	$(26,022)
Net cash provided by financing activities	$71,000	$-

Net Cash Used in Operating Activities. The changes in net cash used in operating activities for the fiscal years ended July 31, 2013 and 2012 are attributable to our net income adjusted for non-cash charges as presented in the statements of cash flows and changes in working capital as discussed above.

Net Cash Used in Investing Activities. Net cash used in investing activities for the fiscal years ended July 31, 2013 and 2012 was related to our expenditures on oil and gas properties as well as our participation in drilling and seismic programs.

Net Cash Provided by Financing Activities.  On April 30, 2013 and July 26, 2013, Radium Ventures advanced us $31,000 and $40,000, respectively, under the terms of two-year 6.5%, promissory notes. The notes are unsecured, payable upon demand and can be repaid at any time. The proceeds of the notes were used as working capital in connection with our exploration programs.

We anticipate that we may be required to make additional expenditures relating to our share of the drilling programs during fiscal year 2014.  As of July 31, 2013, our cash balance was $5,989, and such cash will not be sufficient to meet our requirements under our existing agreements.  The ability to draw on our loan facility with Radium expired on December 31, 2011. Two of our notes payable in the amounts of $55,000 and $50,000 have matured and are due to Radium and portions of amounts drawn on our credit facility which were due 36 months from initial funding are past due.  Although we are in negotiations with Radium to extend our credit instruments and despite the fact that the lender has advanced us additional funds, there is no assurance that we will reach such an agreement before we are required to make any expenditures in excess of what we hold in cash. If we exhaust all our cash, are unable to timely arrange for new financing, and do not pay our share of potential drilling program costs, we will be in default of our agreements with the operator of our properties.  In such event of default, we may incur significant liabilities, and potentially forfeit our rights to our acquired interests.

On October 11, 2013, we borrowed $15,000 from two lenders - $7,500 from our Chief Financial Officer, Paul D. Maniscalco, and $7,500 from an individual investor, in order to pay expenditures relating to our share of the drilling programs. The short term notes bear interest at 15%, and principal and interest are due and payable in six equal installments commencing on February 1, 2014.  The notes are convertible into shares of our common stock at (a) the election of the noteholders, (b)  at any time after maturity, or (c) upon the event of default.

Loans

Fiscal year ended July 31, 2013

On April 30, 2013, Radium Ventures advanced the Company $31,000 under the terms of a two-year 6.5%, promissory note. The note is unsecured, payable upon demand and can be repaid at any time. The proceeds of this note were used as working capital in connection with our participation in the Phase-1 exploration program as described elsewhere herein.

On July 26, 2013, Radium Ventures advanced the Company $40,000 under the terms of a two-year 6.5%, promissory note. The note is unsecured, payable upon demand and can be repaid at any time. The proceeds of this note were used as working capital in connection with our participation in the Phase-1 exploration program as described elsewhere herein.

Fiscal year ended July 31, 2012

We incurred no new borrowings during the fiscal year ended July 31, 2012.

Going Concern

In their report prepared in connection with our July 31, 2013 financial statements, our auditors included an explanatory paragraph stating that, because we had an accumulated deficit of $593,754 and our current liabilities exceeded our current assets by $1,220,532 at July 31, 2013, there is doubt about our ability to continue as a going concern.  Our continued existence will depend in large part upon our ability to raise sufficient capital through debt and/or equity offerings.  Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Critical Accounting Policies

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

Recent Accounting Pronouncements

In December 2011, the FASB issued ASU 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities. This ASU requires the Company to disclose both net and gross information about assets and liabilities that have been offset, if any, and the related arrangements. The disclosures under this new guidance are required to be provided retrospectively for all comparative periods presented. The Company is required to implement this guidance effective for the first quarter of fiscal 2014 and does not expect the adoption of ASU 2011-11 to have a material impact on its consolidated financial statements.

Various other accounting pronouncements have been recently issued, most of which represented technical corrections to the accounting literature or were applicable to specific industries, and are not expected to have a material effect on our financial position, results of operations, or cash flows.

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

We have audited the accompanying balance sheets of Homeland Resources Ltd. as of July 31, 2013 and 2012, and the related statements of operations, stockholders’ deficit, and cash flows for the years then ended July 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Homeland Resources Ltd. as of July 31, 2013 and 2012, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the entity will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has accumulated a deficit of $593,754 through July 31, 2013 and current liabilities exceeded current assets by $1,220,532 that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Stark Schenkein LLP

Denver, Colorado
October 29, 2013

HOMELAND RESOURCES LTD.
BALANCE SHEETS

	July 31, 2013	July 31, 2012
ASSETS

Current Assets
Cash	$5,989	$143,552
Accounts receivable	19,000	5,000
Prepaid expenses	-	8,000
Total Current Assets	24,989	156,552

Deferred financing costs, net	-	14,421
Mineral property	1	1

Oil and gas properties, at cost (full cost method)
Proved properties	347,488	211,238
Unproved properties	618,981	566,115
Less: accumulated depletion and depreciation	(140,647)	(75,897)
Net oil and gas properties	825,822	701,456

Total Assets	$850,812	$872,430

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)

Current Liabilities
Accounts payable and accrued liabilities	$256,958	$137,820
Accounts payable – related party	207,854	165,854
Notes payable – current portion	780,709	709,709
Total Current Liabilities	1,245,521	1,013,383

Long Term Liabilities
Asset retirement obligation	3,875	3,605
Total Liabilities	1,249,396	1,016,988

Stockholders’ (Deficit)
Preferred stock - $0.0001 par value; authorized – 250,000,000 shares Issued and outstanding – nil and nil, respectively	-	-
Common stock - $0.0001 par value; authorized – 500,000,000 shares
Issued and outstanding – 60,800,000 and 60,300,000 shares, respectively	6,080	6,030
Additional paid in capital	189,090	109,140
Accumulated (deficit) during the development stage	(175,610)	(175,610)
Retained earnings (deficit)	(418,144)	(84,118)
Total Stockholders’ (Deficit)	(398,584)	(144,558)
Total Liabilities and Stockholders’ (Deficit)	$850,812	$872,430

The accompanying notes are an integral part of these financial statements

HOMELAND RESOURCES LTD.
STATEMENTS OF OPERATIONS

	Year Ended July 31, 2013	Year Ended July 31, 2012

REVENUES
Oil and gas revenues	$113,747	$202,757
Total Revenues	113,747	202,757

OPERATING EXPENSES
Lease operating expenses	13,784	18,434
Depreciation, depletion and accretion	65,020	34,538
Consulting fees – related party	42,000	30,000
General and administrative	259,474	161,884
TOTAL OPERATING EXPENSES	380,278	244,856

INCOME (LOSS) FROM OPERATIONS	(266,531)	(42,099)

OTHER EXPENSES
Interest expense	53,073	52,321
Amortization of deferred financing costs	14,422	18,527
TOTAL OTHER EXPENSES	67,495	70,848

Net loss	$(334,026)	$(112,947)

Net Loss Per Common Share
Basic and Diluted	$(0.006)	$(0.002)

Weighted average number of common shares outstanding
Basic and Diluted	60,558,904	60,300,000

The accompanying notes are an integral part of these financial statements

HOMELAND RESOURCES LTD.
STATEMENT OF STOCKHOLDERS’ (DEFICIT)

	Number of Shares	Amount	Paid in Capital	Accumulated (Deficit)	Total Stockholders’ (Deficit)

Balance, July 31, 2011	60,300,000	$6,030	$66,520	$(146,781)	$(74,231)
Share based compensation	-	-	42,620	-	42,620
Net loss for the year	-	-	-	(112,947)	(112,947)
Balance, July 31, 2012	60,300,000	6,030	109,140	(259,728)	(144,558)
Share based compensation	500,000	50	79,950	-	80,000
Net loss for the year	-	-	-	(334,026)	(334,026)
Balance, July 31, 2013	60,800,000	$6,080	$189,090	$(593,754)	$(398,584)

The accompanying notes are an integral part of these financial statements.

HOMELAND RESOURCES LTD.
STATEMENTS OF CASH FLOWS

	Year Ended July 31, 2013	Year Ended July 31, 2012

OPERATING ACTIVITIES
Net loss	$(334,026)	$(112,947)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation, depletion and accretion	65,020	34,538
Share based compensation	80,000	42,620
Amortization of deferred financing costs	14,422	18,527
Change in non-cash working capital items:
Decrease (increase) in accounts receivable	(14,000)	49,000
Increase in accounts payable and accrued liabilities	87,345	47,258
Increase in accounts payable and accrued expenses – related party	42,000	30,000
Decrease (Increase) in other assets	8,001	(5,233)
Net cash provided by (used in) operating activities	(51,238)	103,763

INVESTING ACTIVITIES
Additions to interests in oil and gas properties	(157,325)	(26,022)
Net cash (used in) investing activities	(157,325)	(26,022)

FINANCING ACTIVITIES
Proceeds from notes payable	71,000	-
Net cash provided by financing activities	71,000	-

Net increase (decrease) in cash	(137,563)	77,741

Cash, beginning of year	143,552	65,811

Cash, end of year	$5,989	$143,552

Supplemental Disclosures of Cash Flow Information
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

HOMELAND RESOURCES LTD.
NOTES TO FINANCIAL STATEMENTS
JULY 31, 2013 AND 2012

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

DEFERRED FINANCING COSTS

At July 31, 2013 and July 31, 2012, the Company has recorded net deferred financing costs of $nil and $14,421, respectively, related to common stock issued in connection with its borrowings. Such costs are deferred and amortized by the straight-line method over the life of the underlying borrowings. Amortization expense was $14,422 and 18,527 during 2013 and 2012, respectively.  The Company has fully amortized the deferred financing costs related to prior periods as of July 31, 2013.

HOMELAND RESOURCES LTD.
NOTES TO FINANCIAL STATEMENTS
JULY 31, 2013 AND 2012

FAIR VALUE

The carrying amount reported in the balance sheet for cash, accounts receivable, accounts payable and accrued liabilities and accounts payable – related party approximates fair value because of the immediate or short-term maturity of these financial instruments.

FOREIGN CURRENCY

The Company’s functional and reporting currency is the United States dollar. Transaction amounts denominated in foreign currencies are translated at exchange rates prevailing at transaction dates.  Carrying values of monetary assets and liabilities are adjusted at each balance sheet date to reflect the exchange rate at that date.  Non-monetary assets and liabilities are translated at the exchange rate on the original transaction date.  Gains and losses from restatement of foreign currency monetary assets and liabilities are included in the statement of operations.  Revenues and expenses are translated at the rates of exchange prevailing on the dates such items are recognized in the statements of operations.  Translation rate adjustments for the fiscal year ended July 31, 2013 were not considered to be material.

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
JULY 31, 2013 AND 2012

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

ACCOUNTS RECEIVABLE

Accounts receivable consists of amounts receivable from oil sold from the Company’s well interests. As of July 31, 2013 and July 31, 2012, the Company’s accounts receivable amounted to $19,000 and $5,000, respectively, all of which was due from one party, the operator of its oil and gas properties.  Management believes this amount to be fully collectible.  The Company will continue to monitor amounts receivable for collectability on a periodic basis.

HOMELAND RESOURCES LTD.
NOTES TO FINANCIAL STATEMENTS
JULY 31, 2013 AND 2012

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

RECENTLY ISSUED ACCOUNTING STANDARDS

In December 2011, the FASB issued ASU 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities. This ASU requires the Company to disclose both net and gross information about assets and liabilities that have been offset, if any, and the related arrangements. The disclosures under this new guidance are required to be provided retrospectively for all comparative periods presented. The Company is required to implement this guidance effective for the first quarter of fiscal 2014 and does not expect the adoption of ASU 2011-11 to have a material impact on its consolidated financial statements.

Various other accounting pronouncements have been recently issued, most of which represented technical corrections to the accounting literature or were applicable to specific industries, and are not expected to have a material effect on our financial position, results of operations, or cash flows.

NOTE 2 – CONCENTRATIONS

The Company recorded 100% of its revenues from the operator of its oil and gas properties during the fiscal years ended July 31, 2013 and 2012.

NOTE 3 – BASIS OF ACCOUNTING AND GOING CONCERN

The accompanying financial statements have been prepared on the basis of accounting principles applicable to a going concern, which contemplates the realization of assets and extinguishment of liabilities in the normal course of business.  As shown in the accompanying balance sheet, the Company has accumulated a deficit of $593,754 through July 31, 2013, and current liabilities exceeded current assets by $1,220,532 at July 31, 2013. These factors among others may indicate that the Company may be unable to continue in existence. The Company's financial statements do not include any adjustments related to the realization of the carrying value of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence. The Company's ability to establish itself as a going concern is dependent upon its ability to obtain additional financing. Management believes that they can be successful in obtaining debt and/or equity financing which will enable the Company to continue in existence and establish itself as a going concern.

HOMELAND RESOURCES LTD.
NOTES TO FINANCIAL STATEMENTS
JULY 31, 2013 AND 2012

NOTE 4 – OIL AND GAS PROPERTIES

The Company’s oil and gas property interests are as follows:

	July 31, 2013	July 31, 2012
Washita Bend 3D Exploration Project	$528,498	$518,018
2010-1 Drilling Programs	434,780	256,144
Asset Retirement Cost	3,191	3,191
Less: Accumulated Depletion	(140,647)	(75,897)
Total	$825,822	$701,456

Depletion

Under the full cost method, depletion is computed on the units of production method based on proved reserves estimates or upon reasonable estimates where proved reserves have not yet been established due to the recent commencement of production.  Depletion expense recognized was $64,750 and $34,286 for the years ended July 31, 2013 and 2012, respectively.

Impairments

Under the full cost method, the Company is subject to a ceiling test.  This ceiling test determines whether there is impairment to the proved properties.  The impairment amount represents the excess of capitalized costs over the present value, discounted at 10%, of the estimated future net cash flows from the proven oil and gas reserves plus the cost, or estimated fair market value.  There were no impairments recorded for the years ended July 31, 2013 and 2012.

Capitalized Costs

	July 31, 2013	July 31, 2012
Proved properties	$347,488	$211,238
Unproved properties	618,981	566,115
Total proved and unproved properties	966,469	777,353
Accumulated depletion	(140,647)	(75,897)
Net capitalized cost	$825,822	$701,456

NOTE 5 – ASSET RETIREMENT OBLIGATIONS

As of July 31, 2013, the Company recognized the future cost to plug and abandon its wells over the estimated useful lives of the wells.   The liability for the fair value of an asset retirement obligation with a corresponding increase in the carrying value of the related long-lived asset is recorded at the time a well is cased and being made ready for production.  The Company amortizes the amount added to the oil and gas properties and will recognize accretion expense in connection with the discounted liability over the remaining life of the respective well.  The estimated liability is based on historical experience in plugging and abandoning wells, estimated useful lives based on engineering studies, external estimates as to the cost to plug and abandon wells in the future and federal and state regulatory requirements.  The liability is a discounted liability using a credit-adjusted risk-free rate of 7.5%.

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

HOMELAND RESOURCES LTD.
NOTES TO FINANCIAL STATEMENTS
JULY 31, 2013 AND 2012

The information below reflects the change in the asset retirement obligations during the years ended July 31:
	2013	2012
Balance, beginning of year	$3,605	$3,353
Liabilities assumed	-	-
Revisions	-	-
Accretion expense	270	252
Balance, end of year	$3,875	$3,605

The reclamation obligation relates to the Gehrke#1-24, Jack#1-13, Miss Jenny#1-8 and Julie #1-14 wells located in Oklahoma.  The present value of the reclamation liability may be subject to change based on management’s current estimates, changes in remediation technology or changes in applicable laws and regulations.  Such changes will be recorded in the accounts of the Company as they occur.

NOTE 6 – NOTES PAYABLE

Notes payable consisted of the following as of July 31:

	2013	2012
Radium Ventures 6.5% (A)	$55,000	$55,000
Radium Ventures 6.5% (B)	50,000	50,000
Radium Ventures 6.5% (C)	71,000	-
Radium Ventures 7.5% (D)	604,709	604,709
Total	$780,709	$709,709

The accrued interest expense related to these notes amounted to $150,536 and $98,358 at July 31, 2013 and 2012, respectively, and has been included in accounts payable and accrued liabilities on the Company’s balance sheet.  The Company has recorded interest expense related to these notes of $53,073 and $52,321 as of July 31, 2013 and 2012, respectively.

(A)
In April 2010, the Company executed a loan agreement with Radium, for $55,000 at an interest rate of 6.5% per annum for a period of two years.  The proceeds have been used for working capital in connection with the Company’s exploration programs. The note is unsecured and is past due.

(B)
In May 2010, the Company executed a loan agreement with Radium, for $50,000 at an interest rate of 6.5% per annum for a period of two years.  The proceeds of the loan have been used for working capital in connection with the Company’s exploration programs.  The loan is unsecured and is past due.

(C)
On April 30, 2013, Radium Ventures advanced the Company $31,000 under the terms of a two-year 6.5%, promissory note. The note is unsecured, payable upon demand and can be repaid at any time. The proceeds of this note were used as working capital in connection with our exploration programs.

On July 26, 2013, Radium Ventures advanced the Company $40,000 under the terms of a two-year 6.5%, promissory note. The note is unsecured, payable upon demand and can be repaid at any time. The proceeds of this note were used as working capital in connection with our exploration programs.

(D)
In May 2010, the Company signed a loan agreement with Radium, to receive up to $1,000,000 by way of advances available through December 31, 2011.  The advances will be subject to an interest rate of 7.5% per annum.  The Company also committed to issue to Radium 50,000 restricted common shares per each $100,000 advanced (Note 8).  All amounts advanced are payable within 36 months. As of July 31, 2013, $115,000 of these advances were past due. Between August and October 2013, an additional $320,000 of these advances became past due.

HOMELAND RESOURCES LTD.
NOTES TO FINANCIAL STATEMENTS
JULY 31, 2013 AND 2012

NOTE 7 – DEFERRED FINANCING COSTS

During the fiscal year ended July 31, 2013, the Company did not record any charges related to deferred financing fees. During the fiscal years ended July 31, 2011 and July 31, 2010, the Company recorded $38,050 and $4,500, respectively, in deferred financing costs in connection with the issuance of 250,000 shares of its common stock to Radium (Note 8).  The Company considered ASC 835-30, Interest – Imputation of Interest in recording these amounts. The Company recognizes debt issue costs on the balance sheet as deferred charges, and amortizes the balance over the term of the related debt. The Company amortized $14,422 and $18,527 of deferred financing costs for the fiscal years ended July 31, 2013 and 2012, respectively. As of July 31, 2013 all deferred financing costs had been fully amortized.

NOTE 8 – STOCKHOLDERS’ DEFICIT

As of July 31, 2013, the Company had no shares of preferred stock outstanding and 60,800,000 shares of common stock outstanding.

During the year ended July 31, 2013, the Company issued 500,000 shares of its common stock in connection with the appointment of its Chief Financial Officer and Chief Operating Officer at $0.16 per share. In connection with the issuance of these shares, we have recorded compensation expense of $80,000 which has been included in general and administrative expense on our statement of operations.

There were no issuances of common shares or preferred shares during the year ended July 31, 2012.

NOTE 9 – STOCK BASED COMPENSATION

During the year ended July 31, 2013, we did not issue any options to purchase our common shares. During the year ended July 31, 2012, the Company’s board of directors approved the issuance of 250,000 non-qualified stock options to an employee and a director of the Company.

A summary of activity for the year ended July 31, 2013 is as follows:

	Number of Shares	WeightedAverage Exercise Price	Remaining Contractual Term
Options outstanding —July 31, 2012	250,000	$0.18	-
Options exercisable — July 31, 2012	250,000	$0.18	1.75

Granted	-	$-	-
Forfeited	-	-	-
Expired	-	-	-
Options outstanding — July 31, 2013	250,000	$0.18	-
Options exercisable — July 31, 2013	250,000	$0.18	0.75

All options granted during the 2012 period vested 100% as of the date of grant. Options will expire two years from the date of grant in April 2014 and are non-transferable. At July 31, 2013 and 2012, the total intrinsic value of options outstanding and exercisable was $nil and $nil, respectively.

HOMELAND RESOURCES LTD.
NOTES TO FINANCIAL STATEMENTS
JULY 31, 2013 AND 2012

The fair value of each share-based award is estimated on the date of grant using a Black-Scholes pricing model that incorporates the assumptions noted in the following table for the years ended July 31:

	2013	2012
Expected option term — years	-	2
Weighted-average risk-free interest rate	-	0.34%
Expected dividend yield	-	0
Weighted-average volatility	-	273.21%

As there was no historical data available to ascertain a forfeiture rate, the plain vanilla method was applied in calculating the expected term of the options.

In connection with the issuance of the options to purchase its common shares the Company recorded share based compensation of $nil for the year ended July 31, 2013 and $42,620 for the corresponding prior period. This amount was included as a component of general and administrative expense in the Company’s statement of operations.

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

The Company had net operating loss carryforwards available to offset future taxable income approximating $471,134 as of July 31, 2013. The Company has determined that realization of a deferred tax asset that has resulted from the net operating losses is not likely and therefore a full valuation allowance has been recorded against this deferred income tax asset.  There are no other material deferred tax positions recorded by the Company.

The Company does not have an accrual for uncertain tax positions as of July 31, 2013 and 2012. If interest and penalties were to be assessed, it would charge interest to interest expense, and penalties to other operating expense. It is not anticipated that unrecognized tax benefits would significantly increase or decrease within 12 months of the reporting date.

Income tax expense (benefit) for the years ended July 31 consists of the following:

	2013	2012
Current Taxes	$-	$-
Deferred Taxes	(88,909)	(24,614)
Less: valuation allowance	88,909	24,614
Net income tax provision (benefit)	$-	$-

HOMELAND RESOURCES LTD.
NOTES TO FINANCIAL STATEMENTS
JULY 31, 2013 AND 2012

The effective income tax rate for year ended July 31, is the same as the U.S. Federal statutory income tax rate due to the following:

	2013		2012
Federal statutory income tax rate	$(35%	)	$(35%	)
State income taxes, net of federal benefit	-%		-%
Valuation allowance	35%		35%
Net effective income tax (benefit) rate	$-		$-

The components of the deferred tax assets and liabilities as of July 31 are as follows:

	2013	2012
Deferred tax assets:
Federal and state net operating loss carryovers	$164,897	$75,988
Deferred tax assets	164,897	75,988

Deferred tax liabilities	-	-

Net deferred tax asset/(liability)	(164,897)	(75,988)
Less: valuation allowance	164,897	75,988

Deferred tax assets (liabilities), net	$-	$-

At July 31, 2013, the Company had a net operating loss carry forward of $471,134 that may be offset against future taxable income through 2033. These carry forwards are subject to review by the Internal Revenue Service.

The Company has fully reserved the $164,897 tax benefit of operating loss carry forwards by a valuation allowance of the same amount, because the likelihood of realization of the tax benefit cannot be determined. Of the total tax benefit, $88,909 is attributable to 2013.

Temporary differences between the time of reporting certain items for financial and tax reporting purposes consists primarily of exploration costs on undeveloped mineral properties.

The Company is not compliant with respect to filing its Federal and State income tax returns.

NOTE 11– COMMITMENTS AND CONTINGENCIES

Although not completely estimable as of July 31, 2013, based on the terms of its original agreements with the operator of our oil and gas properties, the Company anticipates additional expenditures related to its share of the ongoing Phase-1 drilling program as described elsewhere herein may approach $300,000 for the remainder of calendar year 2013, and that additional expenditures may be incurred during fiscal year 2014.  In addition should the Company choose to terminate its involvement in the ongoing Phase 1 drilling program, it may incur significant additional liabilities and or forfeit its right to seismic data per the terms of its initial agreement with the operator.

HOMELAND RESOURCES LTD.
NOTES TO FINANCIAL STATEMENTS
JULY 31, 2013 AND 2012

NOTE 12 – RELATED PARTY TRANSACTIONS

The Company received consulting services from a related party for the years ended July 31, 2013 and 2012 amounting to $42,000 and $30,000, respectively.  Amounts outstanding to the related party as of July 31, 2013 and 2012 were $207,854 and $165,854, respectively, for the consulting services rendered as well as payments made to vendors on behalf of the Company. During the fiscal year ended July 31, 2013 the Company paid $19,578 to an entity owned by our Chief Financial Officer, Paul D. Maniscalco.  Amounts paid are related to Mr. Maniscalco’s role as our Chief Operating and Chief Financial Officer. As of July 31, 2013, there were no amounts owed to this entity.

NOTE 13 – SUBSEQUENT EVENTS

Between August and October 2013, $320,000 of advances related to our credit facility became past due. We remain in discussion with the lender related to these and other past due amounts. Despite the fact that the lender continues to provide us capital, there can be no guarantee that we will reach a favorable agreement with them. Subsequent to July 31, 2013, a fourth well in our ongoing Phase 1 exploration program was spud. The economic viability of this well has yet to be determined.

On October 11, 2013 the Company borrowed $15,000 from two lenders, $7,500 from our Chief Financial Officer, Paul D. Maniscalco and $7,500 from an individual investor. The short term notes bear interest at 15%, and principal and interest are due and payable in six equal installments commencing on February 1, 2014.  The notes are convertible into shares of our common stock at the election of the noteholders, maturity, or in the event of a default of repayment.

NOTE 14 – SUPPLIMENTAL OIL AND GAS INFORMATION (unaudited)

As of July 31, 2013 100% of the estimated oil and gas reserves presented herein were derived from a report prepared by independent petroleum engineering firm Harper and Associates, Inc. As of July 31, 2012 the  Company had not obtained a reserve analysis from a certified petroleum engineer as it was not deemed to be economically feasible for the Company.  In accordance with Regulation S-X Rule 4-10, an alternate method was elected and an internally generated reserve analysis was prepared.

Capitalized Costs Related to Oil and Gas Producing Activities

	July 31, 2013	July 31, 2012
Proved properties	$347,488	$211,238
Unproved properties	618,981	566,115
Total proved and unproved properties	966,469	777,353
Accumulated depletion	(140,647)	(75,897)
Net capitalized cost	$825,822	$701,456

Proved Properties

Proved oil and gas reserves are the estimated quantities of crude oil and natural gas which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions.

As certain wells in which the Company maintains an ownership interest entered into production during the fiscal year ended July 31, 2013, the costs associated with these wells must be depleted and therefore have been classified as proved properties.  The Company followed the guidance of Rule 4-10(c)(7) of SEC regulation S-X and Items 1201 and 1208 of Regulation related to classifying certain costs as proved.

HOMELAND RESOURCES LTD.
NOTES TO FINANCIAL STATEMENTS
JULY 31, 2013 AND 2012

Results of Operations

Results of operations for oil and gas producing activities during the years ended July 31:

	2013	2012
Revenues	$113,747	$202,757
Production costs	(13,784)	(18,434)
Depletion and accretion	(64,750)	(34,286)
Results of operations (excluding corporate overhead)	$35,213	$150,037

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

Future cash flows are computed by applying annual month-end average prices of oil to period-end quantities of proved oil reserves. Annual average market prices used for the standardized measures below were $90.47/barrel for liquids and $4.48/Mcf for gases. Future operating expenses and development costs are computed primarily by estimating the expenditures to be incurred in developing and producing the Company’s proved natural gas and oil reserves at the end of the period, based on period end costs and assuming continuation of existing economic conditions.

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

Oil and Gas Reserve Quantities

	July	July
	31, 2013	31, 2012
	(BOE)	(BOE)

Balance beginning of the year	6,111	15,971
Acquisition through completion of wells	–	–

Revisions of previous estimates	655	(7,583)
Production	(1,379)	(2,277)

Balance end of the year	5,387	6,111

During the fiscal year ended July 31, 2013, upward revisions to remaining potential production quantities were experienced. Revisions to estimates in quantity reserves were primarily attributable to increases in estimated production volumes reduced by actual production volumes, coupled with decreases in realized pricing effected by production volumes incurred.

HOMELAND RESOURCES LTD.
NOTES TO FINANCIAL STATEMENTS
JULY 31, 2013 AND 2012

Standardized Measure of Discounted Future Net Cash Flow

	July	July
	31, 2013	31, 2012
Future cash inflows	$417,930	$581,077
Future production and development costs	(137,750)	(109,983)
Future net cash flows	280,180	471,094
10% annual discount for estimated timing of cash flows	(68,960)	(183,048)
Standardized measure of discounted future net cash flows	$211,220	$288,046

Sources of Changes in Discounted Future Net Cash Flows

	July	July
	31, 2013	31, 2012

Standardized measure of discounted future net cash flows at the
beginning of the year	$288,046	$787,176
Purchases of oil and gas properties	-	–
Accretion of discount	7,218	7,958
Development costs incurred	-	–
Changes in estimated development costs	-	(5,278)
Revision of previous quantity estimates	(2,097)	(351,335)
Net change in prices and production costs	18,106	33,848
Sales of oil and gas produced, net of production costs	(99,963)	(184,323)
Standardized measure of discounted future net cash flows at the end of the year	$211,220	$288,046

ITEM 9.         CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no changes in or disagreements with accountants during the fiscal years ended July 31, 2013 and 2012.

ITEM 9A.      CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures, as defined in Rule 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), are our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Act is accumulated and communicated to our Management including our President and our Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Rule 15d-15 under the Exchange Act requires us to carry out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of July 31, 2013, being the date of our most recently completed fiscal year end.  This evaluation was conducted by President and Chief Financial Officer.  Based on this evaluation we have concluded that the design and operation of our disclosure controls and procedures are not effective since the following significant deficiency:

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

Our President and Chief Financial Officer have assessed the effectiveness of our internal controls over financial reporting as of July 31, 2013.  In making this assessment, the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In conducting the evaluation, Our President and Chief Financial Officer considered advice from our Independent Registered Public Accounting Firm, StarkSchenkein, LLP (“StarkSchenkein”). StarkSchenkein indicates that there may be significant deficiencies in our internal controls over financial reporting.  Specifically, the following potential deficiency has been noted:

•	We do not have proper segregation of duties with respect to certain transactions involving cash and accounts payable.

As a result of this deficiency in our internal controls, Our President and Chief Financial Officer concluded further that the design and operation of our disclosure controls and procedures may not be effective and that our internal control over financial reporting was not effective.

Our Executive Officers also considered various mitigating factors in making this determination.  Officers also noted that we are still evaluating and implementing changes in our internal controls in response to the requirements of

Sarbanes Oxley §404.  During fiscal year ending July 31, 2014, we will continue to implement appropriate changes as they are identified, including changes to remediate the significant deficiencies in our internal controls. There can be no guarantee that we will be successful in making these changes as they may be considered cost prohibitive.

ITEM 9B.         OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information about our directors and officers follows:

Name	Age	Position and Term of Office
Armando Garcia	60	President, Secretary, Treasurer and Director
Paul D. Maniscalco	44	Chief Operating Officer and Chief Financial Officer
Heriberto Levy Lindsay	61	Director

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

Set forth below is a brief description of the recent employment and business experience of our directors and officers:

Armando Garcia has been an officer and a director since August 2004.  From 1975 until 1979, Mr. Garcia worked for Draperies by Adela, a family owned window-covering company located in Albuquerque, New Mexico, and he became the owner of Draperies by Adela in 1979.  Mr. Garcia continues to operate Draperies by Adela.  Mr. Garcia also has over 25 years of natural resource experience. From 1984 until 1992, Mr. Garcia was secretary and treasurer for MinSearch, Inc., a mineral resource company located in Albuquerque, New Mexico, providing consulting and mineral appraisal services to the natural resource industry and government agencies.  In 1993, he co-founded, and has served as a director and vice president of Consolidated North American Resources, Inc., an oil, gas and mineral company located in Las Vegas, Nevada.  Mr. Garcia holds a bachelor’s degree in business from the University of New Mexico.

Paul Maniscalco has been an officer of the Company since January 23, 2013. Since 2006, Mr. Maniscalco, has been a Principal with SJM Financial and Accounting, an accounting and business advisory services firm, located in Englewood, Colorado. Prior to joining SJM, Mr. Maniscalco was a Senior Audit Manager with Sherb & Co., LLP located in Boca Raton, Florida.  Mr. Maniscalco has Big 4 accounting firm as well as regional CPA firm background and is experienced in financial statement preparation, SEC reporting, corporate governance, financial analysis and due diligence. Mr. Maniscalco currently works with several E&P industry entities.

Heriberto Levy Lindsay has been a director of the Company since November 2010.  Mr. Lindsay has worked as a mining engineer for over 30 years.  From 1984 to 1990, he served as a Safety and Health supervisor for the Safety Department of IRHE, a government institution that was supplying energy in Panama.   In addition, from 1992 to 1998, Mr. Lindsay served as the General Director for IMISA, a company in the business of off-shore sand extraction, located in Panama.  In the last five year, Mr. Lindsay has worked in exploration for sand and gravels, evaluation of other non-metallic rock for concrete, earth movements and fill rocks, blasting consulting, and environmental evaluation for quarries.  From July 2010 to present, he worked as a Pacific geology engineer for assuring and selecting the Basalt aggregate for concrete, by GUPC CONSORTIUM for the construction of the third set of locks for Panama Canal Project. Mr. Lindsay graduated from the Universidad Tecnologica de Chile in 1976 with a degree as a mining engineer.

Section 16(a) Beneficial Ownership Reporting Compliance

We are not subject to Section 16(a) of the Securities Exchange Act of 1934.

Code of Ethics

We have not yet adopted a code of ethics that applies to our executive officers, as our activities have been too limited to warrant such adoption.

Audit Committee

We do not have an Audit Committee at this time.

ITEM 11.       EXECUTIVE COMPENSATION

The following table sets forth the remuneration of our principal executive officer and principal accounting officer during the fiscal years ended July 31, 2013 and 2012.  Certain columns as required by the regulations of the Securities and Exchange Commission have been omitted as no information was required to be disclosed under those columns.

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Equity Awards ($)	Total ($)
Armando Garcia – President	2013	19,260	-0-	-0-	19,260
Armando Garcia – President	2012	8,025	-0-	34,095 (1)	42,120
Paul D. Maniscalco – Chief Operating Officer	2013	35,223(2)	-0-	80,000 (3)	115,223
Paul D. Maniscalco – Chief Operating Officer	2012	-0-	-0-	-0-	-0-
   ____________________
(1)
On April 2, 2012, we granted Mr. Garcia options to purchase 200,000 shares of common stock at $0.18 per share.  The options are fully vested from the date of grant and will expire April 2, 2014.  These options were valued using the following assumptions: expected option life: 2 years; risk-free interest rate: 0.34%; annual rate of quarterly dividends: 0.00%; and volatility: 273.21%.

(2)
Included herein are cash payments of $19,578 to SJM Holdings, Inc., an entity owned by Mr. Maniscalco, which payments are issued in connection with services provided related to his role as our Chief Financial Officer.  In addition, $15,645 has been accrued as wages related to his monthly salary of $2,500.

(3)
On January 23, 2013, Mr. Maniscalco was granted 500,000 shares of our common stock, valued at $0.16 per share, in connection with his appointment as Chief Operating Officer and Chief Financial Officer.

During the last two fiscal years ended July 31, 2013 and 2012, there were no grants of stock options, stock appreciation rights, benefits under long-term incentive plans or other forms of compensation involving our officers, except for the stock option grant made to Mr. Garcia on April 2, 2012.We have no employment agreements with our executive officers.  We do not pay compensation to our directors for attendance at meetings.  We reimburse the directors for reasonable expenses incurred during the course of their performance.  We do not have any compensation plans.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
Name	Number of Securities Underlying Unexercised Options (#) exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price ($)	Option Expiration Date
Armando Garcia	200,000 (1)	-0-	-0-	0.18	4/2/14
______________
(1)	These options were valued using the following assumptions: expected option life: 2 years; risk-free interest rate: 0.34%; annual rate of quarterly dividends: 0.00%; and volatility: 273.21%.

The following table sets forth compensation of our directors, other than Armando Garcia, whose compensation is disclosed above, for the last completed fiscal year ended July 31, 2013.  Mr. Garcia does not receive any additional compensation for serving as a director.

DIRECTOR COMPENSATION
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Heriberto Levy Lindsay	-0-	-0-	-0-	0	-0-

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table provides certain information as to our officers and directors and the holders of more than 5% of our common stock as of October 29, 2013.

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership (2)	Percent of Class (2)
Armando Garcia (3) 6801 Los Trechos NE Albuquerque, NM 87109	15,200,000	24.9%
Paul D. Maniscalco 6801 Los Trechos NE Albuquerque, NM 87109	500,000	0.8%
Heriberto Levy Lindsay Residencial Limajo, calle B duplex #57 altos de Sta. Maria Corregimiento A. de Icaza Distrito San Miguelito Provincia de Panama Republic de Panama	50,000	0.1%
All officers and directors as a group (3 persons)	15,750,000	25.9%
_____________________
(1)
To our knowledge, except as set forth in the footnotes to this table and subject to applicable community property laws, each person named in the table has sole voting and investment power with respect to the shares set forth opposite such person’s name.

(2)
This table is based on 60,800,000 shares of common stock outstanding as of October 29, 2013. Where persons listed on this table have the right to obtain additional shares of common stock through the exercise or conversion of other securities within 60 days from October 29, 2013, the additional shares are deemed to be outstanding for the purpose of computing the percentage of common stock owned by such persons, but are not deemed to be outstanding for the purpose of computing the percentage owned by any other person.
(3)	Armando Garcia may be deemed to be the promoter of our company. Includes 200,000 shares issuable upon exercise of vested stock options.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

As of July 31, 2013, we owed $207,854 to Downtown Consulting, Inc., which is considered to be a related party, for consulting services rendered as well as payments made to vendors on our behalf.

On January 23, 2013 we issued 500,000 shares of our common stock to Paul D. Maniscalco of Chief Operating and Chief Financial Officer in connection with his appointment to those positions.

During the fiscal year ended July 31, 2013, we made payments of $19,578 to SJM Holdings, Inc. (“SJM”).  SJM is an entity owned by Paul D. Maniscalco, our Chief Financial Officer. Payments made to SJM were made in connection services provided by Mr. Maniscalco as our Chief Financial Officer.

On October 11, 2013, we borrowed $15,000 from two lenders - $7,500 from our Chief Financial Officer, Paul D. Maniscalco, and $7,500 from an individual investor, in order to pay expenditures relating to our share of the drilling programs. The short term notes bear interest at 15%, and principal and interest are due and payable in six equal installments commencing on February 1, 2014.  The notes are convertible into shares of our common stock at (a) the election of the noteholders, (b)  at any time after maturity, or (c) upon the event of default.  On October 11, 2013, the closing price of our stock was $0.04 per share.

As of the date of this report, other than the transactions described above, there are no, and have not been any since inception, material agreements or proposed transactions, whether direct or indirect, with any of our directors or officers or principal security holder identified in Item 12 above, or any relative or spouse, or relative of such spouse, of the above referenced persons.

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

Heriberto Levy Lindsay is considered an independent director under the above definition.

ITEM 14.          PRINCIPAL ACCOUNTING FEES AND SERVICES

The fees billed for professional services rendered by our principal accountant are as follows:

FISCAL	AUDIT	AUDIT-RELATED
YEAR	FEES	FEES	TAX FEES	ALL OTHER FEES
2012	$40,000	-0-	-0-	-0-
2013	$38,500	-0-	-0-	-0-

Pre-Approval Policies and Procedures

Our directors must pre-approve any use of our independent accountants for any non-audit services.  All services of our auditors are approved by our directors and are subject to review by our directors.

PART IV

ITEM 15.          EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Regulation S-K Number	Exhibit
3.1	Articles of Incorporation (1)
3.2	Amendment to Articles of Incorporation (1)
3.3	Certificate of Change Pursuant to NRS 78.209 (2)
3.4	Bylaws (1)
10.1	Notice of Mining Claims HR #1-6, recorded by Luna County, New Mexico, on March 24, 2004 (1)
10.2	Confirmation of Agreement with Leroy Halterman dated August 1, 2007 (1)
10.3	Loan Commitment Letter from Wellington Financial Corporation dated August 1, 2007 (1)
10.4	Notice of Intent to Hold the HR #1-6 Lode Mining Claims, filed with the Bureau of Land Management on August 15, 2007 (1)
10.5	Notice of Intent to Hold the HR #1-6 Lode Mining Claims recorded by Luna County, New Mexico, on August 17, 2007 (1)
10.6	Loan Commitment dated April 19, 2010 from Radium Ventures Corp. (3)
10.6	Loan Commitment dated May 11, 2010 from Radium Ventures Corp. (3)
10.6	Loan Agreement dated May 15, 2010 from Radium Ventures Corp. (3)
10.7	Loan Agreement dated April 30, 2013 from Radium Ventures Corp.
10.8	Loan Agreement dated June 26, 2013 from Radium Ventures Corp.
31.1	Rule 15d-14(a) Certification of Armando Garcia
31.2	Rule 15d-14(a) Certification of Paul D. Maniscalco
32.1	Certification of Armando Garcia Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002
32.2	Certification of Paul D. Maniscalco Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002
99.1	Report of Harper and Associates
101*
Financial statements from the Annual Report on Form 10-K of Homeland Resources Ltd. for the year ended July 31, 2013, formatted in XBRL: (i) the Balance Sheets; (ii) the Statements of Operations; (iii) the Statements of Cash Flows; (iv) the Statements of Stockholders’ Equity; and (v) the Notes to Financial Statements

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

*In accordance with Rule 406T of Regulation S-T, the information in these exhibits shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOMELAND RESOURCES LTD.

By:	/s/ Armando Garcia
Armando Garcia
President, Secretary Treasurer
(Principal Executive Officer)
Date: October 29, 2013

By:	/s/ Paul D. Maniscalco
Paul D. Maniscalco
Chief Operating Officer and Chief Financial Officer
(Principal Financial Officer)
Date: October 29, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Armando Garcia	President, Secretary, Treasurer and Director (Principal Executive Officer)	October 29, 2013
Armando Garcia
/s/ Paul D. Maniscalco	Chief Operating Officer and Chief Financial Officer (Principal Financial and Accounting Officer)	October 29, 2013
Paul D. Maniscalco
/s/ Heriberto Levy Lindsay	Director	October 29, 2013
Heriberto Levy Lindsay