Form 10-Q
period 2013-10-31
HOMELAND RESOURCES LTD.
filed 2013-12-18
CIK 1409624

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2013

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
[  ] Yes   [ x ] No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 60,800,000 shares of Common Stock, $0.0001 par value, December 16, 2013.

HOMELAND RESOURCES LTD.

HOMELAND RESOURCES LTD.
BALANCE SHEETS

	October 31, 2013	July 31, 2013
	(Unaudited)
ASSETS

Current Assets
Cash	$4,336	$5,989
Accounts receivable	20,000	19,000
Prepaid expenses	6,000	-
Total Current Assets	30,336	24,989

Mineral property	1	1

Oil and gas properties, at cost (full cost method)
Proved properties	467,489	347,488
Unproved properties	626,493	618,981
Less: accumulated depletion and depreciation	(158,745)	(140,647)
Net oil and gas properties	935,237	825,822

Total Assets	$965,574	$850,812

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)

Current Liabilities
Accounts payable and accrued liabilities	$328,417	$256,958
Accounts payable – related party	218,354	207,854
Notes payable	870,709	780,709
Total Current Liabilities	1,417,480	1,245,521
Long Term Liabilities
Asset retirement obligation	3,947	3,875
Total Liabilities	1,421,427	1,249,396

Stockholders’(Deficit)
Preferred stock - $0.0001 par value; authorized – 250,000,000 shares issued and outstanding – nil	-	-
Common stock - $0.0001 par value; authorized – 500,000,000 shares Issued and outstanding – 60,800,000 shares	6,080	6,080
Additional paid in capital	204,090	189,090
(Deficit) accumulated during the development stage	(175,610)	(175,610)
Accumulated (deficit)	(490,413)	(418,144)
Total Stockholders’ (Deficit)	(455,853)	(398,584)

Total Liabilities and Stockholders’ (Deficit)	$965,574	$850,812

The accompanying notes are an integral part of these unaudited interim financial statements.

HOMELAND RESOURCES LTD.
STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended October 31, 2013	Three Months Ended October 31, 2012
REVENUES
Oil and gas revenue	$31,258	$10,983
Total Revenues	31,258	10,983

COSTS AND EXPENSES
Lease operating expenses	2,117	4,017
Depreciation, depletion, and accretion	18,170	1,933
Consulting fees – related party	10,500	10,500
General and administrative	42,395	45,799
TOTAL OPERATING EXPENSES	(73,182)	(62,249)

LOSS FROM OPERATIONS	(41,924)	(51,266)

OTHER EXPENSES
Interest expense	30,345	13,152
Amortization of deferred financing costs	-	4,289
TOTAL OTHER EXPENSES	(30,345)	(17,441)

Net Loss	$(72,269)	$(68,707)

Net Loss Per Common Share Basic and Diluted	$(0.00)	$(0.00)

Weighted average number of common shares outstanding Basic and Diluted	60,800,000	60,300,000

The accompanying notes are an integral part of these unaudited interim financial statements.

HOMELAND RESOURCES LTD.
STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended October 31, 2013	Three Months Ended October 31, 2012
OPERATING ACTIVITIES
Net loss	$(72,269)	$(68,707)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, depletion, and accretion	18,170	1,933
Amortization of deferred financing costs	-	4,289
Change in non-cash working capital items:
Increase in accounts receivable	(1,000)	(2,000)
(Increase) decrease in prepaid expenses	(6,000)	2,000
Increase in accounts payable and accrued liabilities	27,963	9,126
Increase in accounts payable related party	10,500	10,500
Net cash used in operating activities	(22,636)	(42,859)
INVESTING ACTIVITIES
Additions to interests in oil and gas properties	(69,017)	(10,855)
Net cash used in investing activities	(69,017)	(10,855)
FINANCING ACTIVITIES
Proceeds from notes payable	90,000	-
Net cash provided by financing activities	90,000	-

Net decrease in cash	(1,653)	(53,714)
Cash beginning of period	5,989	143,552
Cash end of period	$4,336	$89,838
SUPPLEMENTAL CASH FLOW DISCLOSURES
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these unaudited interim financial statements.

HOMELAND RESOURCES, LTD.
NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS
OCTOBER 31, 2013

NOTE 1 – BASIS OF PRESENTATION

The interim financial statements of Homeland Resources Ltd. (“we,” “us,” “our,” “Homeland” or the “Company”) are unaudited and contain all adjustments (consisting primarily of normal recurring accruals) necessary for a fair statement of the results for the interim periods presented. Results for interim periods are not necessarily indicative of results to be expected for a full year or for previously reported periods due in part, but not limited to, interest rates, drilling risks, geological risks, the timing of acquisitions, and our ability to obtain additional capital. These interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in Homeland’s Annual Report on Form 10-K for the year ended July 31, 2013, as filed with the Securities and Exchange Commission (“SEC”) on October 29, 2013. The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.

NOTE 2 – GOING CONCERN

As of October 31, 2013, our current liabilities exceeded our current assets by $1,387,144 and for the three months ended October 31, 2013, our net loss was $72,269.  Our results of operations have resulted in an accumulated deficit of $666,023 and a total stockholders’ deficit of $455,853 as of October 31, 2013.  We have participated in the drilling of test wells on undeveloped properties.  We plan further participation in a drilling program for the remainder of calendar 2013 and during the remainder of the fiscal year.  It is difficult to anticipate our capital requirements for the remainder of the fiscal year as significant drilling activities will continue. We will need to raise equity or borrow additional capital to fund our continued participation in planned activities. If additional financing is not available, we may be compelled to reduce the scope of our business activities.  If we are unable to fund our operating cash flow needs and planned capital investments, it may be necessary to sell all or a portion of our interests in our oil and gas properties.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounts Receivable – Accounts receivable consists of amounts receivable from oil and gas sold from our well interests. As of October 31, 2013, our accounts receivable amounted to $20,000, all of which is due from one party, the operator of our oil and gas properties.  Management believes this amount to be fully collectible; we will continue to monitor amounts receivable for collectability on a periodic basis.

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

Concentrations - The Company received 100% of its revenues from the operator of its oil and gas properties during the fiscal quarters ended October 31, 2013 and 2012.

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

HOMELAND RESOURCES, LTD.
NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS
OCTOBER 31, 2013

Fair Value - The carrying amount reported in the balance sheet for cash, accounts receivable, accounts payable and accrued liabilities and accounts payable – related party approximates fair value because of the immediate or short-term maturity of these financial instruments.

Impairment of Long-Lived Assets - The Company has adopted FASB ASC 360, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which requires that long-lived assets to be held be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  ASC 360 establishes a single auditing model for long-lived assets to be disposed of by sale.

Income Taxes - The Company records income taxes under the asset and liability method prescribed by FASB ASC 740, “Income Taxes.”  Under this method, deferred tax assets and liabilities are recognized for temporary differences between the financial statement amounts and the tax basis of certain assets and liabilities by applying statutory rates in effect when the temporary differences are expected to reverse. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. Based upon the level of historical losses and the level of uncertainty with respect to future taxable income over the periods in which the deferred tax assets are deductible, a full valuation allowance has been provided.

Revenue Recognition – The Company recognizes oil and gas revenue when production is sold at a fixed or determinable price, persuasive evidence of an arrangement exists, delivery has occurred and title has transferred, and collectability is reasonably assured.

NOTE 4 – RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In December 2011, the FASB issued ASU 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities.  This ASU requires the Company to disclose both net and gross information about assets and liabilities that have been offset. The disclosures under this new guidance are required to be provided retrospectively for all comparative periods presented.  The Company was required to implement this guidance effective for the first quarter of fiscal 2014.  The adoption of ASU 2011-11 did not have a material impact on its consolidated financial statements.

In July 2013, the FASB issued, ASU No. 2013-11 "Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists" (“ASU 2013-11”).  ASU 2013-11 addresses the diversity in practice that exists for the balance sheet presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. ASU 2013-11 requires that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. ASU No. 2013-11 is effective for the Company’s fiscal quarter ending October 31, 2014. ASU 2013-11 impacts balance sheet presentation only. The Company is currently evaluating the impact of the new rule but believes the balance sheet impact will not be material.

NOTE 5 – LOSS PER SHARE

We do not report fully diluted loss per common share as the effect would be anti-dilutive.

HOMELAND RESOURCES, LTD.
NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS
OCTOBER 31, 2013

NOTE 6 – OIL AND GAS PROPERTIES

The Company holds the following oil and gas interests:

	October 31, 2013	July 31, 2013
Oil and Gas Properties
Washita Bend 3D Exploration Project	$587,330	$579,818
2010-1 Drilling Program	39,163	39,163
Total Oil and Gas Properties - unproved	626,493	618,981

Oil and Gas Properties - proved	464,298	344,297
Asset Retirement Cost	3,191	3,191
Less: accumulated depletion and impairment	(158,745)	(140,647)
Total	$935,237	$825,822

Washita Bend 3D Exploration Project

In April 2010, we acquired a 5% working interest in the Washita Bend 3D Exploration Project for a total buy-in cost of $46,250.  The project provided for the acquisition of approximately 135 miles of 3D seismic data to identify drillable prospects in a study area comprising 119,680 acres in Oklahoma.  The Washita prospect area is located in Cleveland, Garvin, McCain and Pottawatomie Counties, Oklahoma.  On May 14, 2013, drilling commenced on the first of an anticipated 8-well Phase-I exploration program.  Of the first five wells drilled in connection with this Phase-I exploration program four have been deemed to be non-economic. As per the terms of the initial purchase agreement, we will participate in all eight wells to be drilled in the Phase-I exploration program.

As a component of the initial Washita Bend purchase agreement, we acquired from the seller a 5% carried working interest to casing point in the first eight wells drilled on this prospect area. We have committed to participate in the drilling of the initial eight wells in the Phase-1 exploration program. Should we fail to participate in the drilling of any of the Phase-1 wells, we are subject to forfeit our right to our share of seismic data gathered.

2010–1 Drilling Program

In April 2010, we acquired a 5% working interest in the 2010-1 Drilling Program located in Garvin County, Oklahoma for total buy-in costs of $39,163.  The drilling program prospect area is located in Garvin County, Oklahoma.  Of the four wells in which we participated related to this program three remain in production. Subsequent to October 31, 2013 we conveyed our interests in one of the producing wells to the operator of the project. (Note 11)

Impairment

Under the full cost method, the Company is subject to a ceiling test.  This ceiling test determines whether there is any impairment to the proved properties.  The impairment amount represents the excess of capitalized costs over the present value, discounted at 10%, of the estimated future net cash flows from the proven oil and gas reserves plus the cost, or estimated fair market value.  There was no impairment cost for the three-month periods ended October 31, 2013 and 2012, respectively.

HOMELAND RESOURCES, LTD.
NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS
OCTOBER 31, 2013

Depletion

Under the full cost method, depletion is computed on the units of production method based on proved reserves, or upon reasonable estimates where proved reserves have not yet been established due to the recent commencement of production.  Depletion expense recognized was $18,098 and $1,867 for the three-month periods ended October 31, 2013 and 2012, respectively.

NOTE 7 – NOTES PAYABLE

The Company has recorded the following notes payable:

	October 31, 2013	July 31, 2013
Radium Ventures 6.5% (A)	$55,000	$55,000
Radium Ventures 6.5% (B)	50,000	50,000
Radium Ventures 7.5% (C)	604,709	604,709
Radium Ventures 6.5% demand loans (D)	146,000	71,000
Demand loans (E)	15,000	-

Total	$870,709	$780,709

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

(C)
In May 2010, the Company signed a loan agreement with Radium, to receive up to $1,000,000 by way of advances available through December 31, 2011.  The advances will be subject to an interest rate of 7.5% per annum.  The Company also committed to issue to Radium 50,000 restricted common shares per each $100,000 advanced.  All amounts advanced were payable within 36 months. As of October 31, 2013, $540,000 of these advances were past due.  During November and December 2013 an additional $109,708 of these advances became past due.

(D)
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

On August 12, 2013 Radium Ventures advanced the Company $45,000 under the terms of a two-year 6.5%, promissory note. The note is unsecured, payable upon demand and can be repaid at any time. The proceeds of this note were used as working capital in connection with our exploration programs.

On September 6, 2013 Radium Ventures advanced the Company $30,000 under the terms of a two-year 6.5%, promissory note. The note is unsecured, payable upon demand and can be repaid at any time. The proceeds of this note were used as working capital in connection with our exploration programs.

HOMELAND RESOURCES, LTD.
NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS
OCTOBER 31, 2013

(E)
On October 11, 2013 and October 21, 2013, the Company borrowed a total of $15,000 from two lenders - $7,500 from our Chief Financial Officer, Paul D. Maniscalco, and $7,500 from an individual shareholder. The short term notes bear interest at 15%, and principal and interest are due and payable in six equal installments commencing on February 1, 2014.  The notes are convertible into shares of our common stock at $.02 per share at the election of the noteholders, maturity, or in the event of a default of repayment. In connection with this embedded conversion feature we have recorded a charge of $15,000 to interest expense during the quarter ended October 31, 2013.

Interest expense incurred during the three months ended October 31, 2013 amounted to $30,345. Accrued interest expense related to these notes amounted to $166,777 at October 31, 2013 and has been included in accrued liabilities on the Company’s balance sheet.

NOTE 8 – STOCKHOLDERS’ (DEFICIT)

As of October 31, 2013, we had 250,000,000 and 500,000,000 shares of preferred stock and common stock authorized, respectively.  10,000,000 shares of preferred stock were designated as Series A Preferred Stock, with a par value of $0.0001 per share.  As of October 31, 2013, there were nil and 60,800,000 shares of preferred stock and common stock outstanding, respectively.

The Company did not issue any shares of its common stock or preferred shares during the three- month period ended October 31, 2013. The Company did not grant any options or warrants to purchase shares of its common stock or preferred shares during the three-month period ended October 31, 2013.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

Although not completely estimable as of October 31, 2013, based on the terms of our original agreements with the operator of our oil and gas properties, the Company anticipates additional expenditures related to its share of the ongoing Phase-1 drilling program as described elsewhere herein may approach $150,000 through the remainder of calendar year 2013 and the fiscal year 2014. In addition should the Company choose to terminate its involvement in the ongoing Phase-1 drilling program, it may incur significant additional liabilities and or forfeit its right to seismic data per the terms of its initial agreement with the operator.

NOTE 10 – RELATED PARTY TRANSACTIONS

As of October 31, 2013, the Company owed $218,354 to a related party.  During the three months ended October 31, 2013, the Company incurred $10,500 in consulting expense with the related party.  On October 11, 2013 our Chief Financial Officer loaned us $7,500.  On October 21, 2013 we borrowed $7,500 from a shareholder.  (Note 7). The Company made no cash payments to related parties during the three months ended October 31, 2013.

NOTE 11 – SUBSEQUENT EVENTS

Subsequent to October 31, 2013, the Company entered into a transaction whereby the interest in one of its producing wells was conveyed to the operator of the project. The interest was sold for $200,000 of which approximately $150,000 in cash was received and approximately $50,000 in accrued Joint Interest Billing (“JIB”) costs were forgiven by the operator.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Our original business plan was to proceed with the exploration of the Home Ranch Prospect to determine whether there were commercially exploitable reserves of minerals located on the property comprising such mineral claims.  In fiscal 2010, we determined that our ability to explore for minerals on these claims had become economically non-feasible and we therefore suspended our activities on the Home Ranch Prospect indefinitely in order to focus on our oil and gas interests.  We did not conduct any operations or exploration activities on the Home Ranch Prospect during the three-month period ended October 31, 2013.  At the time of this report, we do not know when or if we will proceed with the Home Ranch Prospect.

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

Washita Bend 3D Exploration Project

In April 2010, we acquired a 5% working interest in the Washita Bend 3D Exploration Project for a total buy-in cost of $46,250.  The project provided for the acquisition of approximately 135 miles of 3D seismic data to identify drillable prospects in a study area comprising 119,680 acres in Oklahoma.  The Washita prospect area is located in Cleveland, Garvin, McCain and Pottawatomie Counties, Oklahoma.  On May 14, 2013, drilling commenced on the first of an anticipated 8-well Phase-I exploration program.  Of the first five wells drilled in connection with this Phase-I exploration program four have been deemed to be non-economic. As per the terms of the initial purchase agreement, we will participate in all eight wells to be drilled in the Phase-I exploration program.

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

2010–1 Drilling Program

In April 2010, we acquired a 5% working interest in the 2010-1 Drilling Program located in Garvin County, Oklahoma for total buy-in costs of $39,163.  The drilling program prospect area is located in Garvin County, Oklahoma.  As of October 31, 2013, the Miss Jenny #1-8, the Jack #1-13 and the Gehrke #1-24 had been placed into and remained in production.  Subsequent to October 31, 2013, we conveyed our interest in the Miss Jenny #1-8 to the operator of the project.

Loans

On August 12, 2013 and September 6, 2013, we borrowed $45,000 and $30,000, respectively, from Radium Ventures Corp.  The borrowings are two year demand notes and accrue interest at 6.5% annually.

On October 11, 2013 and October 21, 2013, we borrowed $7,500 and $7,500, respectively, from two lenders - $7,500 from our Chief Financial Officer, Paul D. Maniscalco, and $7,500 from an individual shareholder, in order to pay expenditures relating to our share of the drilling programs. The short term notes bear interest at 15%, and principal and interest are due and payable in six equal installments commencing on February 1, 2014.  The notes are convertible into shares of our common stock at $.02 per share (a) at the election of the noteholders, (b) at any time after maturity, or (c) upon the event of default. In connection with this embedded conversion feature we have recorded a charge of $15,000 to interest expense during the quarter ended October 31, 2013.

Results of Operations

Three months ended October 31, 2013 compared to the three months ended October 31, 2012.

Revenues - We recognized $31,258 in revenues during the three months ended October 31, 2013, compared with $10,983 for the three months ended October 31, 2012.  The increase results primarily from temporary decreases in 2012 production resulting from production limitations imposed by the State of Oklahoma. During October 2012, these production limits began to expire and we noted an increase in our production for that month. Permanent decreases in production levels were noted resulting from normal decline curves in the wells.

Expenses - During the three months ended October 31, 2013, we incurred operating expenses of $73,182 as compared to $62,249 during the three months ended October 31, 2012, resulting in an increase of $10,933.  The increase in direct costs is primarily attributable to the following:

•	increases in depreciation, depletion and accretion to $18,170 as compared to $1,933 in the corresponding prior period.

These increases were partially offset by:

•	decreases in general and administrative expenses to $42,395 as compared to $45,799 in the corresponding prior period, which related primarily to decreases in legal expense; and
•	decreases in lease operating expenses to $2,117 from $4,017 in the corresponding prior period.

Other expenses – We incurred $30,345 in other expenses during the three months ended October 31, 2013 as compared to $17,441 during the three months ended October 31, 2012 resulting in an increase of $12,904.  The increase in other expenses is attributable to interest expense on additional demand loan borrowings, including a $15,000 charge related to the embedded beneficial conversion feature, partially offset by decreased amortization of deferred financing costs.

Liquidity and Capital Resources

As of October 31, 2013, we had cash of $4,336, compared to cash of $5,989 as of July 31, 2013.  Our working capital deficit at October 31, 2013 was $1,387,144, compared to $1,220,532 as of July 31, 2013. The increase in our working capital deficit relates primarily to decreased cash balances resulting from losses incurred through operations. The statement of cash flows reflects cash of $69,017 used for the purchase of oil and gas properties, and a total of $90,000 of cash provided by financing transactions.

We anticipate that we may be required to make additional expenditures relating to our share of the drilling programs during fiscal year 2014.  As of October 31, 2013, our cash balance was $4,336, and such cash will not be sufficient to meet our requirements under our existing agreements.  The ability to draw on our loan facility with Radium expired on December 31, 2011. Two of our notes payable in the amounts of $55,000 and $50,000 have matured and are due to Radium and $540,000 of the total amount drawn on our credit facility which were due 36 months from initial funding are past due.  Although we are in negotiations with Radium to extend our credit instruments and despite the fact that the lender has advanced us additional funds, there is no assurance that we will reach such an agreement before we are required to make any expenditures in excess of what we hold in cash. If we exhaust all our cash, are unable to timely arrange for new financing, and do not pay our share of potential drilling program costs, we will be in default of our agreements with the operator of our properties.  In such event of default, we may incur significant liabilities, and potentially forfeit our rights to our acquired interests. The conveyance of the interests in one of our producing wells subsequent to October 31, 2013 may place additional constraints on our cash.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of October 31, 2013.

Going Concern

In its report prepared in connection with our fiscal year 2013 financial statements, our independent registered public accounting firm included an explanatory paragraph stating that, because we had an accumulated deficit of $593,754, a working capital deficit of $1,220,532 and a stockholders’ deficit of $398,584 at July 31, 2013, there was substantial doubt about our ability to continue as a going concern.  At October 31, 2013, our accumulated deficit was $666,023 and our stockholder’s deficit amounted to $455,853.  Our continued existence will depend in large part upon our ability to raise sufficient additional capital adequate to fund our participation in drilling and seismic programs through debt and/or equity offerings.  Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Rule 15d-15 under the Exchange Act requires us to carry out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of October 31, 2013, being the date of our most recently completed fiscal year end.  This evaluation was conducted by President and Chief Financial Officer.  Based on this evaluation we have concluded that the design and operation of our disclosure controls and procedures are not effective since the following significant deficiency:

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

Our President and Chief Financial Officer have assessed the effectiveness of our internal controls over financial reporting as of October 31, 2013.  In making this assessment, the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

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

Our Executive Officers also considered various mitigating factors in making this determination.  Officers also noted that we are still evaluating and implementing changes in our internal controls in response to the requirements of Sarbanes Oxley §404.  During fiscal year ending July 31, 2014, we will attempt to implement appropriate changes as they are identified, including changes to remediate the significant deficiencies in our internal controls. There can be no guarantee that we will be successful in making these changes as they may be considered cost prohibitive.

Changes In Internal Controls Over Financial Reporting

In connection with the evaluation of our internal controls during our last fiscal quarter, our sole officer has concluded that there were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended October 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.       Legal Proceedings

None.

Item 1A.   Risk Factors

Not required for smaller reporting companies.

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended October 31, 2013, the registrant issued no shares of the Company’s common stock.

Item 3.       Defaults Upon Senior Securities

None.

Item 4.       Mine Safety Disclosures

Not Applicable

Item 5.       Other Information

Not applicable

Item 6.       Exhibits

Regulation S-K Number	Exhibit
3.1	Articles of Incorporation (1)
3.2	Amendment to Articles of Incorporation (1)
3.3	Certificate of Change Pursuant to NRS 78.209 (2)
3.4	Bylaws (1)
10.1	Notice of Mining Claims HR #1-6, recorded by Luna County, New Mexico, on March 24, 2004 (1)
10.2	Confirmation of Agreement with Leroy Halterman dated August 1, 2007 (1)
10.3	Loan Commitment Letter from Wellington Financial Corporation dated August 1, 2007 (1)
10.4	Notice of Intent to Hold the HR #1-6 Lode Mining Claims, filed with the Bureau of Land Management on August 15, 2007 (1)
10.5	Notice of Intent to Hold the HR #1-6 Lode Mining Claims recorded by Luna County, New Mexico, on August 17, 2007 (1)
10.6	Loan Commitment dated April 19, 2010 from Radium Ventures Corp. (3)
10.6	Loan Commitment dated May 11, 2010 from Radium Ventures Corp. (3)
10.6	Loan Agreement dated May 15, 2010 from Radium Ventures Corp. (3)
10.7	Loan Agreement dated April 30, 2013 from Radium Ventures Corp. (4)
10.8	Loan Agreement dated June 26, 2013 from Radium Ventures Corp. (4)
10.9	Convertible Promissory Note dated October 11, 2013 to Paul D. Maniscalco
10.10	Convertible Promissory Note dated October 21, 2013 to Kenneth A. Cabianca
31.1	Rule 15d-14(a) Certification of Armando Garcia
31.2	Rule 15d-14(a) Certification of Paul D. Maniscalco
32.1	Certification of Armando Garcia Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002
32.2	Certification of Paul D. Maniscalco Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002
101*
Financial statements from the Quarterly Report on the Form 10-Q of Homeland Resources Ltd. for the quarter ended October 31, 2013 formatted in XBRL (i) the Balance Sheets; (ii) the Statements of Operations; (iii) the Statements of Cash Flows; and (iv) the Notes to the Financial Statements.

_________________
(1)	Incorporated by reference to the exhibits to the registrant’s registration statement on Form SB-1 filed November 19, 2007, file number 333-147501.
(2)	Incorporated by reference to the exhibits to the registrant’s current report on Form 8-K filed June 29, 2009, file number 333-147501.
(3)	Incorporated by reference to the exhibits to the registrant’s current report on Form 8-K filed April 19, 2010, file number 333-147501
(4)	Incorporated by reference to the exhibits to the registrant’s annual report on Form 10-K filed October 29, 2013, file number 333-147501.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOMELAND RESOURCES LTD.

By:	/s/ Armando Garcia
Armando Garcia
President, Secretary Treasurer
(Principal Executive Officer)
Date: December 17, 2013

By:	/s/ Paul D. Maniscalco
Paul D. Maniscalco
Chief Operating Officer and Chief Financial Officer
(Principal Financial Officer)
Date: December 17, 2013