Form 10-Q
period 2014-01-31
HOMELAND RESOURCES LTD.
filed 2014-03-14
CIK 1409624

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.20549

FORM 10-Q
(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2014

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
[  ] Yes   [x] No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 60,800,000 shares of Common Stock, $0.0001 par value, as of March 14, 2014

HOMELAND RESOURCES LTD.

HOMELAND RESOURCES LTD.
BALANCE SHEETS

	January 31, 2014	July 31, 2013
	(Unaudited)
ASSETS

Current Assets
Cash	$114,947	$5,989
Accounts receivable	20,000	19,000
Prepaid expenses	4,000	-
Total Current Assets	138,947	24,989

Mineral property	1	1

Oil and gas properties, at cost (full cost method)
Proved properties	434,138	347,488
Unproved properties	637,177	618,981
Less: accumulated depletion and depreciation	(179,205)	(140,647)
Net oil and gas properties	892,110	825,822

Total Assets	$1,031,058	$850,812

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)

Current Liabilities
Accounts payable and accrued liabilities	$282,150	$256,958
Accounts payable – related party	228,854	207,854
Notes payable - related party	15,000	-
Notes payable – current portion	855,709	780,709
Total Current Liabilities	1,381,713	1,245,521
Long Term Liabilities
Asset retirement obligation	4,151	3,875
Total Liabilities	1,385,864	1,249,396

Stockholders’ (Deficit)
Preferred stock - $0.0001 par value; authorized – 250,000,000 shares issued and outstanding – nil	-	-
Common stock - $0.0001 par value; authorized - 500,000,000 shares 60,800,000 and 60,800,000 issued and outstanding, respectively	6,080	6,080
Additional paid in capital	204,090	189,090
(Deficit) accumulated during the development stage	(175,610)	(175,610)
Accumulated (Deficit)	(389,366)	(418,144)
Total Stockholders’ (Deficit)	(354,806)	(398,584)

Total Liabilities and Stockholders’ (Deficit)	$1,031,058	$850,812

The accompanying notes are an integral part of these unaudited interim financial statements.

HOMELAND RESOURCES LTD.
STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended January 31, 2014	Three Months Ended January 31, 2013	Six Months Ended January 31, 2014	Six Months Ended January 31, 2013
REVENUES
Oil and gas revenue	$28,658	$45,157	$59,916	$56,140
Total Revenues	28,658	45,157	59,916	56,140

COSTS AND EXPENSES
Lease operating expenses	1,585	5,557	3,702	9,573
Depreciation, depletion, and accretion	20,532	6,589	38,702	8,521
Consulting fees – related party	10,500	10,500	21,000	21,000
General and administrative	26,861	123,161	69,256	168,962
TOTAL OPERATING EXPENSES	59,478	145,807	132,660	208,056

(LOSS) FROM OPERATIONS	(30,820)	(100,650)	(72,744)	(151,916)

OTHER EXPENSES
Interest expense	16,111	13,152	46,456	26,304
Amortization of deferred financing costs	-	4,289	-	8,578
TOTAL OTHER EXPENSES	(16,111)	(17,441)	(46,456)	(34,882)

Gain on conveyance of interest in oil and gas properties	147,978	-	147,978	-

Net Income (Loss)	$101,047	$(118,091)	$28,778	$(186,798)

Net Income (Loss) Per Common Share Basic and Diluted	$0.00	$(0.00)	$0.00	$(0.00)

Weighted average number of common shares outstanding Basic and Diluted	60,800,000	60,343,478	60,800,000	60,321,739

The accompanying notes are an integral part of these unaudited interim financial statements.

HOMELAND RESOURCES LTD.
STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended January 31, 2014	Six Months Ended January 31, 2013
OPERATING ACTIVITIES
Net Income (loss)	$28,778	$(186,798)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation, depletion, and accretion	38,702	8,521
Share based compensation	-	80,000
Gain on sale of interest in oil and gas properties	(147,978)	-
Amortization of deferred financing costs	-	8,578
Change in non-cash working capital items:
(Increase) in accounts receivable	(1,000)	(17,500)
(Increase) in prepaid assets	(4,000)	(3,500)
Increase in accounts payable and accrued liabilities	73,462	2,617
Increase in accounts payable related party	21,000	21,000
Net cash provided by (used in) operating activities	8,964	(87,082)
INVESTING ACTIVITIES
Additions to interests in oil and gas properties	(131,511)	(11,336)
Proceeds from conveyance of interest in oil and gas properties	141,505	-
Net cash provided by (used in) investing activities	9,994	(11,336)

FINANCING ACTIVITIES
Proceeds from notes payable	90,000	-
Net cash provided by financing activities	90,000	-

Net increase (decrease) in cash	108,958	(98,418)
Cash beginning of period	5,989	143,552
Cash end of period	$114,947	$45,134
SUPPLEMENTAL CASH FLOW DISCLOSURES
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

NON CASH INVESTING AND FINANCING TRANSACTIONS
Forgiveness of Joint Interest billing costs owed from conveyance of interest in oil and gas properties	$58,495	$-

The accompanying notes are an integral part of these unaudited interim financial statements.

HOMELAND RESOURCES LTD.
NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS
JANUARY 31, 2014

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

NOTE 2 – GOING CONCERN

As of January 31, 2014, our current liabilities exceeded our current assets by $1,242,766 and for the six months ended January 31, 2014, our net loss from operations was $72,744.  Our results of operations have resulted in an accumulated deficit of $564,976 and a total stockholders’ deficit of $354,806 as of January 31, 2014.  We have participated in the drilling of test wells on undeveloped properties.  We plan further participation in a drilling program for the remainder of the fiscal year.  It is difficult to anticipate our capital requirements for the remainder of the fiscal year as significant drilling activities will continue. We will need to raise equity or borrow additional capital to fund our continued participation in planned activities. If additional financing is not available, we may be compelled to reduce the scope of our business activities.  If we are unable to fund our operating cash flow needs and planned capital investments, it may be necessary to sell all or a portion of our interests in our oil and gas properties.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounts Receivable – Accounts receivable consists of amounts receivable from oil and gas sold from our well interests. As of January 31, 2014, our accounts receivable amounted to $20,000, all of which is due from one party, the operator of our oil and gas properties.  Management believes this amount to be fully collectible; we will continue to monitor accounts receivable for collectability on a periodic basis.

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

HOMELAND RESOURCES LTD.
NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS
JANUARY 31, 2014

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Concentrations - The Company received 100% of its revenues from the operator of its oil and gas properties during the fiscal quarters ended January 31, 2013 and 2014.

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

NOTE 5 – INCOME (LOSS) PER SHARE

Basic net income (loss) per common share is computed by dividing the net income (loss) attributable to common shareholders by the weighted average number of shares of common stock outstanding during the period.

Diluted net income per common share is computed in the same manner, but also considers the effect of common stock shares underlying any instrument that might have a dilutive impact on weighted average shares outstanding.

As of January 31, 2014 we did not have any instruments which would have an impact on our weighted average shares outstanding.

HOMELAND RESOURCES LTD.
NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS
JANUARY 31, 2014

NOTE 6 – OIL AND GAS PROPERTIES

The Company holds the following oil and gas interests:

	January 31, 2014	July 31, 2013
Oil and Gas Properties
Washita Bend 3D Exploration Project	$598,014	$579,818
2010-1 Drilling Program	39,163	39,163
Total Oil and Gas Properties - unproved	637,177	618,981
Oil and Gas Properties - proved	430,477	344,297
Asset Retirement Cost	3,661	3,191
Less: accumulated depletion and impairment	(179,205)	(140,647)
Total	$892,110	$825,822

Washita Bend 3D Exploration Project

In April 2010, we acquired a 5% working interest in the Washita Bend 3D Exploration Project for a total buy-in cost of $46,250.  The project initially provided for the acquisition of approximately 135 miles of 3D seismic data to identify drillable prospects in a study area comprising 119,680 acres in Oklahoma.  The Washita prospect area is located in Cleveland, Garvin, McCain and Pottawatomie Counties, Oklahoma.  On May 14, 2013, drilling commenced on the first of an anticipated 8-well Phase-I exploration program. Of the first six wells drilled in connection with this Phase-I exploration program five have been deemed to be non-economic. As per the terms of the initial purchase agreement, we will participate in all eight wells to be drilled in the Phase-I exploration program.

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

2010–1 Drilling Program

In April 2010, we acquired a 5% working interest in the 2010-1 Drilling Program located in Garvin County, Oklahoma for total buy-in costs of $39,163. Of the four wells in which we participated related to this program three wells went on production.

On December 3, 2013 we conveyed our interest in the Miss Jenny #1-8 to the operator of the well, for total consideration of $200,000 effective November 1, 2013. We received $141,505 in cash and a credit of $58,495 against accrued Joint Interest billing costs owed to the operator. We have recorded a gain in connection with this conveyance in the amount of $147,978.

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

HOMELAND RESOURCES LTD.
NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS
JANUARY 31, 2014

Depletion

Under the full cost method, depletion is computed on the units of production method based on proved reserves, or upon reasonable estimates where proved reserves have not yet been established due to the recent commencement of production.  Depletion expense recognized was $20,460 and $6,251 for the three month periods ended January 31, 2014 and 2013, respectively, and was $38,558 and $8,388 for the six month periods ended January 31, 2014 and 2013, respectively.

NOTE 7 – NOTES PAYABLE

The Company has recorded the following notes payable:

	January 31, 2014	July 31, 2013
Radium Ventures 6.5% (A)	$55,000	$55,000
Radium Ventures 6.5% (B)	50,000	50,000
Radium Ventures 7.5% (C)	604,709	604,709
Radium Ventures 6.5% demand loans (D)	146,000	71,000
Demand loans (E)	15,000	-

Total	$870,709	$780,709

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

(C)
In May 2010, the Company signed a loan agreement with Radium, to receive up to $1,000,000 by way of advances available through December 31, 2011. The advances will be subject to an interest rate of 7.5% per annum. The Company also committed to issue to Radium 50,000 restricted common shares per each $100,000 advanced. All amounts advanced were payable within 36 months. As of January 31, 2014, $649, 708 of these advances were past due.

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

(E)	On October 11, 2013 and October 21, 2013, the Company borrowed a total of $15,000 from two lenders - $7,500 from our Chief Financial Officer, Paul D. Maniscalco, and $7,500 from

HOMELAND RESOURCES LTD.
NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS
JANUARY 31, 2014

an individual shareholder. The short term notes bear interest at 15%, and principal and interest are due and payable in six equal installments commencing on February 1, 2014. The notes are convertible into shares of our common stock at $.02 per share at the election of the noteholders, maturity, or in the event of a default of repayment. In connection with this embedded conversion feature we have recorded a charge of $15,000 to interest expense during the quarter ended October 31, 2013. These notes have matured and are past due.

Interest expense incurred during the three and six months ended January 31, 2014 amounted to $16,111 and $46,456, respectively, compared to $13,152 and $39,455 during the three and six months ended January 31, 2013, respectively. Accrued interest expense related to these notes amounted to $182,888 at January 31, 2014 and has been included in accrued liabilities on the Company’s balance sheet.

NOTE 8 –STOCKHOLDERS’ (DEFICIT)

As of January 31, 2014, we had 250,000,000 and 500,000,000 shares of preferred stock and common stock authorized, respectively.  10,000,000 shares of preferred stock were designated as Series A Preferred Stock, with a par value of $0.0001 per share.  As of January 31, 2014, there were nil and 60,800,000 shares of preferred stock and common stock outstanding, respectively.

The Company did not issue any shares of its common stock or preferred shares during the six month period ended January 31, 2014. The Company did not grant any options or warrants to purchase shares of its common stock or preferred shares during the six month period ended January 31, 2014.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

Although not completely estimable as of January 31, 2014, based on the terms of our original agreements with the operator of our oil and gas properties, the Company anticipates additional expenditures related to its share of the ongoing Phase-1 drilling program as described elsewhere herein may approach $150,000 through the remainder of the fiscal year 2014. In addition should the Company choose to terminate its involvement in the ongoing Phase-1 drilling program, it may incur significant additional liabilities and or forfeit its right to seismic data per the terms of its initial agreement with the operator.

NOTE 10 – RELATED PARTY TRANSACTIONS

As of January 31, 2014, the Company owed $228,854 to a related party. During the three and six months ended January 31, 2014, the Company incurred $10,500 and $21,000, respectively, in consulting expense with the related party.  The Company incurred $10,500 and $21,000, respectively, in consulting expense with the related party during the three and six months ended January 31, 2013.

On October 11, 2013 our Chief Financial Officer loaned us $7,500 (Note 7). The Company made no cash payments to related parties during the six months ended January 31, 2014.

NOTE 11 – SUBSEQUENT EVENTS

The Company has evaluated all transactions through the date of issuance of these financial statements and noted there are no subsequent events that would require disclosure other than those disclosed hereafter. Subsequent to January 31, 2014, our short term loans in the amount of $15,000 due our Chief Financial Officer and a shareholder matured and are past due.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Our original business plan was to proceed with the exploration of the Home Ranch Prospect to determine whether there were commercially exploitable reserves of minerals located on the property comprising such mineral claims.  In fiscal 2010, we determined that our ability to explore for minerals on these claims had become economically non-feasible and we therefore suspended our activities on the Home Ranch Prospect indefinitely in order to focus on our oil and gas interests.  We did not conduct any operations or exploration activities on the Home Ranch Prospect during the six month period ended January 31, 2014.  At the time of this report, we do not know when or if we will proceed with the Home Ranch Prospect.

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

Washita Bend 3D Exploration Project

In April 2010, we acquired a 5% working interest in the Washita Bend 3D Exploration Project for a total buy-in cost of $46,250.  The project initially provided for the acquisition of approximately 135 miles of 3D seismic data to identify drillable prospects in a study area comprising 119,680 acres in Oklahoma.  The Washita prospect area is located in Cleveland, Garvin, McCain and Pottawatomie Counties, Oklahoma.  On May 14, 2013, drilling commenced on the first of an anticipated 8-well Phase-I exploration program. Of the first six wells drilled in connection with this Phase-I exploration program five have been deemed to be non-economic. As per the terms of the initial purchase agreement, we will participate in all eight wells to be drilled in the Phase-I exploration program.

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

2010–1 Drilling Program

In April 2010, we acquired a 5% working interest in the 2010-1 Drilling Program located in Garvin County, Oklahoma for total buy-in costs of $39,163. Of the four wells in which we participated related to this program three wells went on production.

On December 3, 2013 we conveyed our interest in the Miss Jenny #1-8 to the operator of the well, for total consideration of $200,000. We received $141,505 in cash and a credit of $58,495 against accrued Joint Interest billing costs owed to the operator. We have recorded a gain in connection with this conveyance in the amount of $147,978.

Loans

On August 12, 2013 and September 6, 2013, we borrowed $45,000 and $30,000, respectively, from Radium Ventures Corp. The borrowings are two year demand notes and accrue interest at 6.5% annually. On October 10, 2013 and October 21, 2013, we borrowed $7,500 and $7,500, respectively, from two lenders - $7,500 from our Chief Financial Officer, Paul D. Maniscalco, and $7,500 from an individual shareholder, in order to pay expenditures relating to our share of the drilling programs. The short term notes bear interest at 15%, and principal and interest are due and payable in six equal installments commencing on February 1, 2014. The notes are convertible into shares of our common stock at $.02 per share (a) at the election of the noteholders, (b) at any time after maturity, or (c) upon the event of default. In connection with this embedded conversion feature we have recorded a charge of $15,000 to interest expense during the quarter ended October 31, 2013. Subsequent to January 31, 2014 these notes matured and are past due.

Results of Operations

Three months ended January 31, 2014 compared to the three months ended January 31, 2013.

Revenues - We recognized $28,658 in revenues during the three months ended January 31, 2014, compared with $45,157 for the three months ended January 31, 2013.  The decrease in revenue recognized of $16,499 or 37% relates to the sale of our interests in the Miss Jenny #1-8, with an effective date of November 1, 2013, offset slightly by the addition of one well in our Phase-I drilling program coming on production. Other decreases in production volume resulted from natural decline curves in the wells in which we have ownership interests.

Expenses - During the three months ended January 31, 2014, we incurred operating expenses of $59,478 as compared to $145,807 during the three months ended January 31, 2013, resulting in a decrease of $86,329 or 59%.  The increase in direct costs is primarily attributable to the following:

•	decreased lease operating expenses of $1,585 as compared to $5,557 in the corresponding prior period; and
•
decreased general and administrative expense to $26,861 as compared to $123,161 in the corresponding prior period. Decreases in general and administrative expense relate primarily to decreased share based compensation of $0 in the current period as compared to $80,000 in the prior period.  In January 2013, we appointed Paul D. Maniscalco to serve as our chief operating officer and chief financial officer.  We granted 500,000 shares of common stock, valued at $80,000, to Mr. Maniscalco in connection with this appointment. Also contributing to the decrease in general and administrative expense was a decrease of $17,000 in advertising and promotion, from $17,000 in the prior period, to $0 in the current period.

Decreases in operating expenses were offset slightly by an increase in depreciation, depletion and accretion (“DD&A”) expense to $20,532 as compared to $6,589 in the corresponding prior period. The increase in DD&A resulted primarily from increases in our depletion rate resultant from negative adjustments to the pool of capitalized costs incurred in connection with the conveyance of the interests in one of our producing wells partially offset with decreases in our recoverable reserves related to the conveyance.

Other expenses - We incurred $16,111 in other expenses during the three months ended January 31, 2014 as compared to $17,441 during the three months ended January 31, 2013. Charges to other expense relate to interest expense related to our loans and the amortization of deferred financing costs. Outstanding balances on our loans have increased when compared to the prior period, while deferred financing fees have been fully amortized as of the current period resulting in decreased amortization expense.

Other income - We conveyed our interests in the Miss Jenny #1-8 well during the three months ended January 31, 2014.  The sale of this interest resulted in the Company recognizing a gain on the conveyance of $147,978.

Six months ended January 31, 2014 compared to the six months ended January 31, 2013.

Revenues - We recognized $59,916 in revenues during the six months ended January 31, 2014, compared with $56,140 for the six months ended January 31, 2013. The increase in revenue recognized of $3,776 or 7% relates to increased production volumes over the six month period. Overall increases in the production volumes relate to statutory limits placed on production in the prior period. During the six months ended January 31, 2014 these production limits were lifted; however effective November 1, 2013 we sold our interest in the Miss Jenny #1-8. An additional well came on production in December 2013.

Expenses - During the six months ended January 31, 2014, we incurred operating expenses of $132,660 as compared to $208,056 during the six months ended January 31, 2013, resulting in a decrease of $75,396 or 36%.  The increase in direct costs is primarily attributable to the following:

•	decreased lease operating expenses of $3,702 as compared to $9,573 in the corresponding prior period; and
•
decreased general and administrative expenses to $69,256 as compared to $168,962 in the corresponding prior period. Decreases in general and administrative expense relate primarily to increased share based compensation of $nil (as described elsewhere herein) as compared to $80,000 in the corresponding prior period,   marketing and promotions expense of $nil as compared to $17,000 in the corresponding prior period and decreases in legal expense and management fees.

Decreases in operating expenses were offset slightly by depreciation, depletion accretion and amortization expense of $38,702 as compared to $8,521 in the corresponding prior period. The increase in DD&A resulted primarily from increases in our depletion rate resultant from negative adjustments to the pool of capitalized costs incurred in connection with the conveyance of the interests in one of our producing wells partially offset with decreases in our recoverable reserves related to the conveyance.

Other expenses – We incurred $46,456 in other expenses during the six months ended January 31, 2014 as compared to $34,882 during the six months ended January 31, 2013 resulting in an increase of $11,574 or 33%.  The increase in other expenses is attributable to increased interest expense related to increases in our notes payable balances during the current period versus the comparable prior period. Increased interest expense was offset slightly by decreased amortization of deferred financing fees.

Other income - We conveyed our interests in the Miss Jenny #1-8 well during the six months ended January 31, 2014.  The conveyance of this interest resulted in the Company recognizing a gain on the conveyance of $147,978.

Liquidity and Capital Resources

As of January 31, 2014, we had cash of $114,947 compared to cash of $5,989 as of July 31, 2013.  Our working capital deficit at January 31, 2014 was $1,242,766, compared to $1,220,532 as of July 31, 2013. The increase in our working capital deficit relates to increased cash balances offset by cash used in operations, coupled with increases in accounts payable and accrued liabilities and increases in accounts payable due to related parties offset by increases in prepaid expenses.

We anticipate that we will be required to make additional expenditures relating to our share of continuing drilling programs during the remainder of the fiscal year 2014. As of January 31, 2014, our cash balance was $114,947, and such cash will not be sufficient to meet our requirements under our existing agreements. The ability to draw on our loan facility with Radium expired on December 31, 2011. $649,709 of the total amount drawn on our credit facility, which were due 36 months from initial funding, are past due. Two short term loans totaling $15,000 have matured and are past due. Although we are in negotiations with Radium to extend our credit instruments and despite the fact that the lender has advanced us additional funds, there is no assurance that we will reach such an agreement before we are required to make any expenditures in excess of what we hold in cash. If we exhaust all our cash, are unable to timely arrange for new financing, and do not pay our share of potential drilling program costs, we will be in default of our agreements with the operator of our properties. In such event of default, we may incur significant liabilities, and potentially forfeit our rights to our acquired interests. The conveyance of the interests in one of our producing wells with an effective date of November 1, 2013 may place additional constraints on our cash.

Cash Flows
	Six Months Ended January 31,
	2014	2013

Net cash provided by (used in) operating activities	$8,964	$(87,082)
Net cash provided by (used in) investing activities	$9,994	$(11,336)
Net cash provided by financing activities	$90,000	$--

Net Cash Provided by (Used in) Operating Activities. The changes in net cash provided by (used) in operating activities are attributable to our net income adjusted for non-cash charges as presented in the consolidated statements of cash flows and changes in working capital as discussed above.

Net Cash Provided by (Used in) Investing Activities. Net cash provided by investing activities for the six months ended January 31, 2014 was $9,994 as compared to cash used of $(11,336) for the six months ended January 31, 2013.  The increase in net cash provided by investing activities relates to the conveyance of interests in oil and gas properties for which we received net proceeds of $141,505 offset by investments in oil and gas properties of $(131,511), as compared to the corresponding prior period wherein we invested $(11,336) in oil and gas properties.

Net Cash Provided by Financing Activities.  We received $90,000 in cash from financing activities for the six months ended January 31, 2014 as compared to $nil in the corresponding prior period. Borrowings during the current period were comprised of $75,000 in short term borrowings from Radium Ventures and short term borrowings of $7,500 from our Chief Financial Officer and $7,500 from an individual shareholder.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of January 31, 2014.

Going Concern

In its report prepared in connection with our fiscal year 2013 financial statements, our independent registered public accounting firm included an explanatory paragraph stating that, because we had an accumulated deficit of $593,754 and a working capital deficit of $1,220,532 at July 31, 2013, there was substantial doubt about our ability to continue as a going concern.  At January 31, 2014, our accumulated deficit was $564,976, our stockholder’s deficit amounted to $354,806, and our working capital deficit was $1,242,766.  Our continued existence will depend in large part upon our ability to raise sufficient additional capital adequate to fund our participation in drilling and seismic programs through debt and or equity offerings.  Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Our President and Chief Financial Officer have assessed the effectiveness of our internal controls over financial reporting as of January 31, 2014. In making this assessment, the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) (1992 version).

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

Changes In Internal Controls Over Financial Reporting

In connection with the evaluation of our internal controls during our last fiscal quarter, our Chief Financial Officer and President have concluded that there were no material changes in our internal control over financial reporting that occurred during the fiscal quarter ended January 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.       Legal Proceedings

None.

Item 1A.    Risk Factors

Not required for smaller reporting companies.

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended January 31, 2014 the registrant issued no shares of the Company’s common stock.

Item 3.       Defaults Upon Senior Securities

None.

Item 4.       Mine Safety Disclosures

Not applicable.

Item 5.       Other Information

Not applicable

Item 6.       Exhibits

Regulation S-K Number	Exhibit
3.1	Articles of Incorporation (1)
3.2	Amendment to Articles of Incorporation (1)
3.3	Certificate of Change Pursuant to NRS 78.209 (2)
3.4	Bylaws (1)
10.1	Loan Commitment dated April 19, 2010 from Radium Ventures Corp. (3)
10.2	Loan Commitment dated May 11, 2010 from Radium Ventures Corp. (3)
10.3	Loan Agreement dated May 15, 2010 from Radium Ventures Corp. (3)
31.1	Rule 15d-14(a) Certification of Paul D. Maniscalco
31.2	Rule 15d-14(a) Certification of Armando Garcia
32.1	Certification of Paul D. Maniscalco Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002
32.2	Certification of Armando Garcia Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002
101*
Financial statements from the Quarterly Report on Form 10-Q of Homeland Resources Ltd. for the quarter ended January 31, 2014, formatted in XBRL: (i) the Balance Sheets; (ii) the Statements of Operations; (iii) the Statements of Cash Flows; and (iv) the Notes to Financial Statements.

_________________________________
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

HOMELAND RESOURCES LTD.

Date: March 14, 2014	By:	/s/ Paul D. Maniscalco
Paul D. Maniscalco
Chief Financial Officer and Chief Operating Officer

HOMELAND RESOURCES LTD.

Date: March 14, 2014	By:	/s/ Armando Garcia
Armando Garcia
President and Secretary