Form 10-Q
period 2014-04-30
HOMELAND RESOURCES LTD.
filed 2014-06-16
CIK 1409624

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2014

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to _______________

333-147501

(Commission file number)

HOMELAND RESOURCES LTD.

(Exact name of registrant as specified in its charter)

Nevada	26-0841675
(State or other jurisdiction	(IRS Employer
Of incorporation or organization)	Identification No.)

(Address of principal executive offices)                              (Zip Code)

9120 Double Diamond Parkway, #H269, Reno, Nevada 89521

(Address of principal executive offices)             (Zip Code)

(877) 503-4299

(Registrant’s telephone number, including area code)

6801 Los Trechos NE, Albuquerque New Mexico 87109

(Former name or former address, if changed since last report)

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

☒  Yes                      ☐  No

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

☐  Yes   ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 60,800,000 shares of Common Stock, $0.0001 par value, June 13, 2014.

HOMELAND RESOURCES LTD.

HOMELAND RESOURCES LTD.

BALANCE SHEETS

	April 30,	July 31,
	2014	2013
	(Unaudited)
ASSETS

Current Assets
Cash	$53,094	$5,989
Accounts receivable	7,000	19,000
Prepaid expenses	2,000	-
Total Current Assets	62,094	24,989

Mineral property	1	1

Oil and gas properties, at cost (full cost method)
Properties subject to amortization	1,063,073	347,488
Properties not subject to amortization	72,908	618,981
Less: accumulated depletion, depreciation and impairment	(866,475)	(140,647)
Net oil and gas properties	269,506	825,822

Total Assets	$331,601	$850,812

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable and accrued liabilities	$323,963	$256,958
Accounts payable – related party	239,354	207,854
Notes payable – related party	15,000	-
Notes payable	855,709	780,709
Total Current Liabilities	1,434,026	1,245,521

Long Term Liabilities
Asset retirement obligation	4,226	3,875
Total Liabilities	1,438,252	1,249,396

Stockholders’ Deficit
Preferred stock - $0.0001 par value; authorized – 250,000,000 shares Issued and outstanding – none	-	-
Common stock - $0.0001 par value; authorized – 500,000,000 shares Issued and outstanding – 60,800,000 shares and 60,800,000 shares respectively	6,080	6,080
Additional paid in capital	204,090	189,090
Deficit accumulated during the development stage	(175,610)	(175,610)
Accumulated deficit	(1,141,211)	(418,144)
Total Stockholders’ Deficit	(1,106,651)	(398,584)

Total Liabilities and Stockholders’ Deficit	$331,601	$850,812

The accompanying notes are an integral part of these unaudited interim financial statements.

HOMELAND RESOURCES LTD.

STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended April 30, 2014	Three Months Ended April 30, 2013	Nine Months Ended April 30, 2014	Nine Months Ended April 30, 2013
REVENUES
Oil and gas revenue	$8,757	$29,763	$68,673	$85,904

COSTS AND EXPENSES
Lease operating expenses	1,846	1,791	5,548	11,365
Depreciation, depletion, and accretion	24,167	7,180	62,869	15,702
Impairment of oil and gas properties	663,179	-	663,179	-
Consulting fees – related party	10,500	10,500	31,500	31,500
General and administrative	45,323	46,466	114,580	215,428
TOTAL OPERATING EXPENSES	745,015	65,937	877,676	273,995

LOSS FROM OPERATIONS	(736,258)	(36,174)	(809,003)	(188,091)

OTHER EXPENSES
Interest expense	15,586	12,861	62,042	39,164
Amortization of deferred financing costs	-	4,289	-	12,867
TOTAL OTHER EXPENSES	15,586	17,150	62,042	52,031

Gain on conveyance of interest in oil and gas properties	-	-	147,978	-
Net Loss	$(751,844)	$(53,324)	$(723,067)	$(240,122)

Net Loss Per Common Share Basic and Diluted	$(0.012)	$(0.001)	$(0.012)	$(0.004)

Weighted average number of common shares outstanding Basic and Diluted	60,800,000	60,800,000	60,800,000	60,477,656

The accompanying notes are an integral part of these unaudited interim financial statements.

HOMELAND RESOURCES LTD.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended April 30, 2014	Nine Months Ended April 30, 2013
OPERATING ACTIVITIES
Net loss	$(723,067)	$(240,122)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation, depletion, and accretion	62,869	15,702
Impairment of oil and gas properties	663,179	-
Gain on conveyance of interest in oil and gas properties	(147,978)	-
Share based compensation	-	80,000
Amortization of deferred financing costs	-	12,867
Change in non-cash working capital items:
(Increase) Decrease in accounts receivable	12,000	(15,000)
(Increase) Decrease in prepaid assets	(1,925)	6,000
Increase in accounts payable and accrued liabilities	122,829	52,012
Increase in accounts payable related party	31,500	31,500
Net cash provided by (used) in operating activities	19,407	(57,041)

INVESTING ACTIVITIES
Additions to interests in oil and gas properties	(203,807)	(92,886)
Proceeds from conveyance of interest in oil and gas properties	141,505	-
Net cash (used) in investing activities	(62,302)	(92,886)

FINANCING ACTIVITIES
Proceeds from notes payable	90,000	31,000
Net cash provided by financing activities	90,000	31,000

Net increase (decrease) in cash	47,105	(118,927)
Cash beginning of period	5,989	143,552
Cash end of period	$53,094	$24,625

SUPPLEMENTAL CASH FLOW DISCLOSURES

Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

NON CASH INVESTING AND FINANCING TRANSACTIONS
Forgiveness of Joint Interest billing costs owed from conveyance of interest in oil and gas properties	$58,495	$-

The accompanying notes are an integral part of these unaudited interim financial statements.

HOMELAND RESOURCES LTD.

NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS

APRIL 30, 2014

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

NOTE 2 – GOING CONCERN

As of April 30, 2014, our current liabilities exceeded our current assets by $1,371,932 and for the nine months ended April 30, 2014, our net loss was $723,067.  Our results of operations have resulted in an accumulated deficit of $1,316,821 as of April 30, 2014.  We have participated in the drilling of test wells on undeveloped properties.  We had planned further participation in drilling and seismic operations for the remainder of the fiscal year however during the nine months ended April 30, 2014 the results of the Phase-1 exploration program in which we participated, have been primarily unsuccessful. Of six wells drilled five have been deemed to be uneconomic. We do not anticipate that we will be able to make additional expenditures relating to our share of continuing drilling programs during the remainder of the fiscal year 2014. We will need to raise equity or borrow additional capital to fund any further participation in drilling activities. If additional financing is not available, we will be compelled to reduce the scope of our business activities further.  If we are unable to fund our operating cash flow needs and planned capital investments, it may be necessary to sell all or a portion of our interests in our oil and gas properties.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounts Receivable – Accounts receivable consists of amounts receivable from oil and gas sold from our well interests. As of April 30, 2014, our accounts receivable amounted to $7,000, all of which is due from one party, the operator of our oil and gas properties. Management believes this amount to be fully collectible; we will continue to monitor amounts receivable for collectability on a periodic basis.

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

Concentrations - The Company received 100% of its revenues from the operator of its oil and gas properties during the fiscal quarters ended April 30, 2014 and 2013.

Revenue Recognition – The Company recognizes oil and gas revenue when production is sold at a fixed or determinable price, persuasive evidence of an arrangement exists, delivery has occurred and title has transferred, and collectability is reasonably assured.

HOMELAND RESOURCES LTD.

NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS

APRIL 30, 2014

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

In July 2013, the Financial Accounting Standards Board (FASB) issued, Accounting Standards Update (ASU) No. 2013-11 "Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists" (“ASU 2013-11”).  ASU 2013-11 addresses the diversity in practice that exists for the balance sheet presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. ASU 2013-11 requires that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. ASU No. 2013-11 is effective for the Company’s fiscal quarter ending October 31, 2014. ASU 2013-11 impacts balance sheet presentation only. The Company is currently evaluating the impact of the new rule but believes the balance sheet impact will not be material.

There were various updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to have a material impact on the Company's financial position, results of operations or cash flows.

NOTE 5 – (LOSS) PER SHARE

Basic (loss) per common share is computed by dividing the net (loss) attributable to common shareholders by the weighted average number of shares of common stock outstanding during the period.

Diluted net (loss) per common share is computed in the same manner, but also considers the effect of common stock shares underlying any instrument that might have a dilutive impact on weighted average shares outstanding.

As of April 30, 2014 we did not have any instruments which would have an impact on our weighted average shares outstanding.

NOTE 6 – OIL AND GAS PROPERTIES

The Company holds the following oil and gas interests:

	April 30, 2014	July 31, 2013
Oil and Gas Properties
Washita Bend 3D Exploration Project	$72,908	$579,818
2010-1 Drilling Program	-	39,163
Total Oil and Gas Properties – not subject to amortization	72,908	618,981

Oil and Gas Properties subject to amortization	1,059,412	344,297
Asset Retirement Cost	3,661	3,191
Less: accumulated depletion and impairment	(866,475)	(140,647)
Total	$269,506	$825,822

HOMELAND RESOURCES LTD.

NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS

APRIL 30, 2014

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

As a component of the initial Washita Bend purchase agreement, we acquired from the seller a 5% carried working interest to casing point in the first eight wells drilled on this prospect area and in connection with the Phase-1 exploration program. Should we fail to participate in the drilling of any of the Phase-1 wells, we are subject to forfeit our right to our share of seismic data gathered.

Subsequent to April 30, 2014, the Company agreed to terminate its obligations to participate in the drilling of the remaining two wells in the Phase-1 exploration program, and as such, we have forfeited our right to our share of seismic data gathered. As of April 30, 2014, accumulated seismic costs for one of the eight committed wells have been moved to the proved properties.

As of April 30, 2014, we have recorded impairment expense of $463,550, the relative value of seven wells worth of data, related to forfeiture of seismic data for our failure to participate in the drilling of the remaining two wells in the Phase-1 exploration program. No impairment was recorded during the nine months ended April 30, 2013.

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

As of April 30, 2014, all of the original buy-in costs have been moved to the proved properties.

Impairment

Under the full cost method, the Company is subject to a ceiling test.  This ceiling test determines whether there is any impairment to the proved properties. The impairment amount represents the excess of capitalized costs over the present value, discounted at 10%, of the estimated future net cash flows from the proven oil and gas reserves plus the cost, or estimated fair market value.  The Company recorded an impairment charge of $199,629 during the quarter ended April 30, 2014. These charges result from impairment recorded against the Washita Bend 3D Exploration Project as described above, as well as the remaining oil and gas properties for which the book basis exceeded the total amount of the present value of future net revenue and the cost of properties not being amortized (net of impairment).

Depletion

Under the full cost method, depletion is computed on the units of production method based on proved reserves, or upon reasonable estimates where proved reserves have not yet been established due to the recent commencement of production.  Depletion expense recognized was $24,092 and $7,133 for the three-month periods ended April 30, 2014 and 2013, respectively, and was $62,650 and $15,501 for the nine month periods ended April 30, 2014 and 2013, respectively.

HOMELAND RESOURCES LTD.

NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS

APRIL 30, 2014

NOTE 7 – NOTES PAYABLE

The Company has recorded the following notes payable:

	April 30, 2014	July 31, 2013
Radium Ventures 6.5% (A)	$55,000	$55,000
Radium Ventures 6.5% (B)	50,000	50,000
Radium Ventures 7.5% (C)	604,709	604,709
Radium Ventures 6.5% demand loans (D)	146,000	71,000
Subtotal	855,709	780,709
Demand loans – Related party (E)	15,000	-

Total	$870,709	$780,709

(A)	In April 2010, the Company executed a loan agreement with Radium Ventures Corp. to (“Radium”) for $55,000 at an interest rate of 6.5% per annum for a period of two years. The proceeds have been used for working capital in connection with the Company’s exploration programs. The note is unsecured and is past due.

(B)	In May 2010, the Company executed a loan agreement with Radium for $50,000 at an interest rate of 6.5% per annum for a period of two years. The proceeds of the loan have been used for working capital in connection with the Company’s exploration programs. The loan is unsecured and is past due.

(C)	In May 2010, the Company signed a loan agreement with Radium to receive up to $1,000,000 by way of advances available through December 31, 2011. The advances will be subject to an interest rate of 7.5% per annum. The Company also committed to issue to Radium 50,000 restricted common shares per each $100,000 advanced. All amounts advanced were payable within 36 months. As of April 30, 2014, $544,709 of these advances were past due. Subsequent to April 30, 2014, additional advances matured and became past due, resulting in all of the advances being past due.

(D)	On April 30, 2013, Radium Ventures advanced the Company $31,000 under the terms of a two-year 6.5%, promissory note. The note is unsecured, payable upon demand and can be repaid at any time. The proceeds of this note were used as working capital in connection with our exploration programs. On July 26, 2013, Radium Ventures advanced the Company $40,000 under the terms of a two-year 6.5%, promissory note. The note is unsecured, payable upon demand and can be repaid at any time. The proceeds of this note were used as working capital in connection with our exploration programs. On August 12, 2013 Radium Ventures advanced the Company $45,000 under the terms of a two-year 6.5%, promissory note. The note is unsecured, payable upon demand and can be repaid at any time. The proceeds of this note were used as working capital in connection with our exploration programs. On September 6, 2013, Radium Ventures advanced the Company $30,000 under the terms of a two-year 6.5%, promissory note. The note is unsecured, payable upon demand and can be repaid at any time. The proceeds of this note were used as working capital in connection with our exploration programs.

(E)	On October 11, 2013 and October 21, 2013, the Company borrowed a total of $15,000 from two lenders - $7,500 from our Chief Financial Officer, Paul D. Maniscalco, and $7,500 from an individual shareholder. The short term notes bear interest at 15%, and principal and interest are due and payable in six equal installments commencing on February 1, 2014. The notes are convertible into shares of our common stock at $.02 per share at the election of the noteholders, maturity, or in the event of a default of repayment. In connection with this embedded conversion feature we have recorded a charge of $15,000 to interest expense during the quarter ended October 31, 2013. These notes have matured and are past due.

HOMELAND RESOURCES LTD.

NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS

APRIL 30, 2014

Interest expense incurred during the three- and nine-month periods ended April 30, 2014 amounted to $15,586 and $62,042, respectively. Interest expense incurred during the three- and nine-month periods ended April 30, 2013 amounted to $12,861 and $39,164, respectively. Accrued interest expense related to these notes amounted to $198,473 at April 30, 2014 and has been included in accrued liabilities on the Company’s balance sheet.

NOTE 8– DEFERRED FINANCING COSTS

The Company recorded deferred financing costs in connection with the cumulative issuance of 250,000 shares of its common stock in connection with our $1,000,000 loan facility (Note 7). The Company considered Accounting Standards Codification (ASC) 835-30, “Interest – Imputation of Interest,” in recording these amounts. The Company recognizes debt issue costs on the balance sheet as deferred charges, and amortizes the balance over the term of the related debt. The Company amortized $nil and $4,289 of deferred financing costs for the three month periods ended April 30, 2014 and 2013, respectively, and amortized $nil and $12,867 of deferred financing costs for the nine-month periods ended April 30, 2014 and 2013, respectively.

NOTE 9 –STOCKHOLDERS’ (DEFICIT)

As of April 30, 2014, we had 250,000,000 and 500,000,000 shares of preferred stock and common stock authorized, respectively. 10,000,000 shares of preferred stock were designated as Series A Preferred Stock, with a par value of $0.0001 per share. As of April 30, 2014, there were nil and 60,800,000 shares of preferred stock and common stock outstanding, respectively.

The Company did not issue any shares of its common stock or preferred shares during the nine month period ended April 30, 2014. The Company did not grant any options or warrants to purchase shares of its common stock or preferred shares during the nine month period ended April 30, 2014.

NOTE 10 – STOCK BASED COMPENSATION

During the nine months ended April 30, 2014, our board of directors did not approve the issuance of any stock options. A summary of activity for the nine months ended April 30, 2014 is as follows:

	Number of Shares	Weighted- Average Exercise Price
Options outstanding —July 31, 2012	250,000	$0.18
Options exercisable — July 31, 2012	250,000	$0.18

Granted	-	$-
Forfeited	-	$-
Expired	-	$-
Options outstanding — April 30, 2013	250,000	$0.18
Options exercisable — April 30, 2013	250,000	$0.18

Granted	-	$-
Forfeited	-	$-
Expired	(250,000)	$0.18
Options outstanding — April 30, 2014	-	$-
Options exercisable — April 30, 2014	-	$-

HOMELAND RESOURCES LTD.

NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS

APRIL 30, 2014

All options vested 100% as of the date of grant. During the three months ended April 30, 2014 all of our outstanding options expired.

The fair value of each share-based award was estimated on the date of grant using a Black-Scholes pricing model that incorporates the assumptions noted in the following table for the nine months ended April 30:

	2014	2013
Expected option term — years	-	2
Weighted-average risk-free interest rate	-	0.34%
Expected dividend yield	-	0
Weighted-average volatility	-	273.21%

In connection with the issuance of the options to purchase our common shares we have recorded share based compensation of $nil and $nil for the three and nine months ended April 30, 2014, as compared to $nil and $nil for the corresponding prior periods. This amount has been included as a component of general and administrative expense in our unaudited statements of operations.

NOTE 11 – COMMITMENTS AND CONTINGENCIES

Although not completely estimable as of April 30, 2014, based on the terms of our original agreements with the operator of our oil and gas properties, the Company had anticipated additional expenditures related to its share of the ongoing Phase-1 drilling program as described elsewhere herein, might approach $150,000 through the remainder of the fiscal year 2014. As described elsewhere herein, due to liquidity considerations we will not participate in any additional drilling during the remainder of the fiscal year. During the period ended April 30, 2014, the Company agreed to terminate its obligations to drill the remaining two wells, and as such, we have forfeited our right to our share of seismic data gathered (Note 6).

NOTE 12 – RELATED PARTY TRANSACTIONS

As of April 30, 2014, the Company owed $239,354 to a related party. As of April 30, 2014, amounts payable to the related party included $163,500 in connection with consulting services provided to the Company, while remaining amounts owed are related to expenses paid on behalf of the Company. During the three and nine months ended April 30, 2014, the Company incurred $10,500 and $31,500, respectively, in consulting expense with the related party. The Company made no cash payments to related parties during the nine months ended April 30, 2014.

On October 11, 2013 our Chief Financial Officer and a shareholder each loaned us $7,500 (Note 7). The Company made no cash payments to related parties during the nine months ended April 30, 2014.

NOTE 13 – SUBSEQUENT EVENTS

The Company has evaluated all transactions through the date of issuance of these financial statements and noted there are no subsequent events that would require disclosure other than those disclosed hereafter. Subsequent to April 30, 2014, we agreed to forfeit our rights to seismic data gathered in connection with the Washita Bend 3D Exploration Project, related to our failure to participate in the drilling of two wells in an ongoing Phase -1 exploration project being conducted on the prospect area.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Our original business plan was to proceed with the exploration of the Home Ranch Prospect to determine whether there were commercially exploitable reserves of minerals located on the property comprising such mineral claims.  In fiscal 2010, we determined that our ability to explore for minerals on these claims had become economically non-feasible and we therefore suspended our activities on the Home Ranch Prospect indefinitely in order to focus on our oil and gas interests.  We did not conduct any operations or exploration activities on the Home Ranch Prospect during the nine-month period ended April 30, 2014.  At the time of this report, we do not know when or if we will proceed with the Home Ranch Prospect.

In April 2010, we acquired working interests in a seismic exploration program as well as a drilling program in oil and gas properties located in Oklahoma, as further described below.  Our present plan of operation is to continue to attempt to invest in oil and gas properties, while commencing a review of the Company's existing business plan and attempting to identify, examine and consider all strategies available to the company, both near and long term, in order to prudently determine the optimal course of action for the Company.

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

As a component of the initial Washita Bend purchase agreement, we acquired from the seller a 5% carried working interest to casing point in the first eight wells drilled on this prospect area and in connection with the Phase-1 exploration program. Should we fail to participate in the drilling of any of the Phase-1 wells, we are subject to forfeit our right to our share of seismic data gathered.

Subsequent to April 30, 2014, the Company agreed to terminate its obligations to participate in the drilling of the remaining two wells in the Phase-1 exploration program, and as such, we have forfeited our right to our share of seismic data gathered. As of April 30, 2014, accumulated seismic costs for one of the eight committed wells have been moved to the proved properties.

As of April 30, 2014, we have recorded impairment expense of $463,550, the relative value of seven wells worth of data, related to the forfeiture of seismic data for our failure to participate in the drilling of the remaining two wells in the Phase-I exploration program.

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

As of April 30, 2014, all of the original buy-in costs have been moved to the proved properties.

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

Results of Operations

Three months ended April 30, 2014 compared to the three months ended April 30, 2013.

Revenues - We recognized $8,757 in revenues during the three months ended April 30, 2014, compared with $29,763 for the three months ended April 30, 2013.  The decrease in revenue recognized of $21,006 or 71% relates to the sale of our interests in the Miss Jenny #1-8, with an effective date of November 1, 2013, offset slightly by the addition of one well drilled in connection with our Phase-I exploration/drilling program coming on production. Other decreases in production volume resulted from natural decline curves in the wells in which we have ownership interests.

Expenses - During the three months ended April 30, 2014, we incurred operating expenses of $745,015 as compared to $65,937 during the three months ended April 30, 2013, resulting in an increase of $679,078.  The increase in direct costs is primarily attributable to the following:

•	Impairment charges of $663,179 as compared to $nil in the corresponding prior period impairment expense consisted of $463,550, the relative value of seven wells worth of data, related to forfeiture of seismic data for our failure to participate in the drilling of the remaining two wells in the Phase-1 exploration program, and $199,629 related to the book basis of properties which exceeded the total amount of the present value of future net revenue and the cost of properties not being amortized (net of impairment).
•	Increased lease operating expenses to $1,846 as compared to $1,791 in the corresponding prior period; and
•	Increased depreciation, depletion and accretion expense to $24,167 as compared to $7,180 in the corresponding prior period. The increase in DD&A resulted primarily from increases in our depletion rate resultant from negative adjustments to the pool of capitalized costs incurred in connection with the conveyance of the interests in one of our producing wells, partially offset with decreases in our recoverable reserves related to the conveyance.

The above increases were partially offset by:

•	Decreased general and administrative expense to $45,323 as compared to $46,466 in the corresponding prior period.

Other expenses – We incurred $15,586 in other expenses during the three months ended April 30, 2014, as compared to $17,150 during the three months ended April 30, 2013, resulting in a decrease of $1,564. Charges to other expense relate to interest expense related to our loans and the amortization of deferred financing costs. Outstanding balances on our loans have increased when compared to the prior period, while deferred financing fees have been fully amortized as of the prior period resulting in decreased amortization expense.

Net loss – We incurred a net loss of $751,844 for the three months ended April 30, 2014, due to the increase in expenses (primarily the impairment charge), and due to the decreased revenues for the period. Our net loss for the three months ended April 30, 2013 was $53,324.

Nine months ended April 30, 2014 compared to the nine months ended April 30, 2013.

Revenues - We recognized $68,673 in revenues during the nine months ended April 30, 2014, compared with $85,904 for the nine months ended April 30, 2013.  The decrease in revenue recognized of $17,231 or 20% relates to decreased production volumes over the nine-month period and to the sale of our interest in the Miss Jenny #1-8 which was effective November 1, 2013. The decrease was offset by an additional well that came on production in December 2013 as described elsewhere herein.

Expenses - During the nine months ended April 30, 2014, we incurred operating expenses of $877,676 as compared to $273,995 during the nine months ended April 30, 2013, resulting in an increase of $603,681.  The increase in direct costs is primarily attributable to the following:

•	Impairment charges of $663,179 as compared to $nil in the corresponding prior period impairment expense consisted of $463,550, the relative value of seven wells worth of data, related to forfeiture of seismic data for our failure to participate in the drilling of the remaining two wells in the Phase-1 exploration program, and $199,629 related to the book basis of properties which exceeded the total amount of the present value of future net revenue and the cost of properties not being amortized (net of impairment).
•	Increased depreciation, depletion and accretion expense to $62,869 as compared to $15,702 in the corresponding prior period. The increase in DD&A resulted primarily from increases in our depletion rate resultant from negative adjustments to the pool of capitalized costs incurred in connection with the conveyance of the interests in one of our producing wells, partially offset with decreases in our recoverable reserves related to the conveyance.

The above increases were partially offset by:

•	Decreased lease operating expenses to $5,548 as compared to $11,365 in the corresponding prior period; and
•	Decreases in general and administrative expenses to $114,580 as compared to $215,428 in the corresponding prior period. Decreases in general and administrative expense relate primarily to share based compensation of $nil as compared to $80,000 in the corresponding prior period, as well as marketing and promotions expense of $nil as compared to $17,000 in the corresponding prior period, and decreases in legal expense and management fees.

Other expenses– We incurred $62,042 in other expenses during the nine months ended April 30, 2014 as compared to $52,031 during the nine months ended April 30, 2013 resulting in an increase of $10,011. The increase in other expenses is attributable to interest related to increases in our notes payable balances during the current period versus the comparable prior period. Increased interest expense was offset slightly by decreased amortization of deferred financing fees.

Other income - We conveyed our interests in the Miss Jenny #1-8 well during the nine months ended April 30, 2014.  The conveyance of this interest resulted in the Company recognizing a gain on the conveyance of $147,978.

Net loss – We incurred a net loss of $723,067 for the nine months ended April 30, 2014, due to the increase in expenses (primarily the impairment charge), and due to the decreased revenues for the period. Our net loss for the nine months ended April 30, 2013 was $240,122.

Liquidity and Capital Resources

As of April 30, 2014, we had cash of $53,094, compared to cash of $5,989 as of July 31, 2013.  Our working capital deficit at April 30, 2014 was $1,371,932, compared to $1,220,532 as of July 31, 2013. The increase in our working capital deficit relates to decreased cash balances resulting from cash used in operations offset by increases in accounts payable and accounts payable due a related party. The statement of cash flows reflects cash of $203,807 used for the purchase of oil and gas properties, offset by proceeds of $141,505 from the conveyance of our interest in oil and gas properties, and a total of $90,000 of cash provided by financing transactions.

We do not anticipate that we will be able to make additional expenditures relating to our share of continuing drilling programs during the remainder of the fiscal year 2014. As of April 30, 2014, our cash balance was $53,094, and such cash will not be sufficient to meet our requirements under our existing agreements. The ability to draw on our loan facility with Radium expired on December 31, 2011. $709,709 of the amounts drawn on our credit facility, which were due 36 months from initial funding, are past due. Two short term loans totaling $15,000 have matured and are past due. Although we are in negotiations with Radium to extend our credit instruments and despite the fact that the lender has advanced us additional funds, there is no assurance that we will reach such an agreement before we are required to make any expenditures in excess of what we hold in cash. If we exhaust all our cash, are unable to timely arrange for new financing, and do not pay our share of potential drilling program costs, we will be in default of our agreements with the operator of our properties. In such event of default, we may incur significant liabilities, and potentially forfeit our rights to our acquired interests. The conveyance of the interests in one of our producing wells with an effective date of November 1, 2013, may place additional constraints on our cash.

Cash Flows

	Nine Months Ended April 30,
	2014	2013

Net cash provided by (used in) operating activities	$19,407	$(57,041)
Net cash (used in) investing activities	$(62,302)	$(92,886)
Net cash provided by financing activities	$90,000	$31,000

Net Cash Provided by (Used in) Operating Activities. The changes in net cash provided by (used in) operating activities are attributable to our net income adjusted for non-cash charges as presented in the consolidated statements of cash flows and changes in working capital as discussed above.

Net Cash (Used in) Investing Activities. Net cash used in investing activities for the nine months ended April 30, 2014 was $(62,302) as compared to net cash used of $(92,886) for the nine months ended April 30, 2013.  The change in net cash (used in) investing activities relates to the conveyance of interests in oil and gas properties for which we received net proceeds of $141,505 offset by investments in oil and gas properties of $(203,807), as compared to the corresponding prior period wherein we invested $(92,886) in oil and gas properties.

Net Cash Provided by Financing Activities.  We received $90,000 in cash from financing activities for the nine months ended April 30, 2014 as compared to $31,000 in the corresponding prior period. Borrowings during the current period were comprised of $75,000 in short term borrowings from Radium Ventures and short term borrowings of $7,500 from our Chief Financial Officer and $7,500 from an individual shareholder.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of April 30, 2014.

Going Concern

In its report prepared in connection with our fiscal year 2013 financial statements, our independent registered public accounting firm included an explanatory paragraph stating that, because we had an accumulated deficit of $593,754 and a working capital deficit of $1,220,532 at July 31, 2013, there was substantial doubt about our ability to continue as a going concern.  At April 30, 2014, our accumulated deficit was $1,316,821, our stockholder’s deficit amounted to $1,106,651, and our working capital deficit was $1,371,932.  Our continued existence will depend in large part upon our ability to raise sufficient additional capital adequate to fund our participation in drilling and seismic programs through debt and or equity offerings.  Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Item 4.      Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures, as defined in Rule 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), are our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Act is accumulated and communicated to our Management including our interim President and our Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Rule 15d-15 under the Exchange Act requires us to carry out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of July 31, 2013, being the date of our most recently completed fiscal year end. This evaluation was conducted by our interim President and Chief Financial Officer. Based on this evaluation we have concluded that the design and operation of our disclosure controls and procedures are not effective since the following significant deficiency:

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

Our interim President and Chief Financial Officer has assessed the effectiveness of our internal controls over financial reporting as of April 30, 2014. In making this assessment, the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) (1992 version).

In conducting the evaluation, our interim President and Chief Financial Officer considered advice from our Independent Registered Public Accounting Firm, StarkSchenkein, LLP (“StarkSchenkein”). StarkSchenkein indicates that there may be significant deficiencies in our internal controls over financial reporting. Specifically, the following potential deficiency has been noted:

•	We do not have proper segregation of duties with respect to certain transactions involving cash and accounts payable.

As a result of this deficiency in our internal controls, our interim President and Chief Financial Officer concluded further that the design and operation of our disclosure controls and procedures may not be effective and that our internal control over financial reporting was not effective. Our Executive Officer also considered various mitigating factors in making this determination. The officer also noted that we are still evaluating and implementing changes in our internal controls in response to the requirements of Sarbanes Oxley §404. During fiscal year ending July 31, 2014, we will attempt to implement appropriate changes as they are identified, including changes to remediate the significant deficiencies in our internal controls. There can be no guarantee that we will be successful in making these changes as they may be considered cost prohibitive.

Changes In Internal Controls Over Financial Reporting

In connection with the evaluation of our internal controls during our last fiscal quarter, our Chief Financial Officer and interim President have concluded that there were no material changes in our internal control over financial reporting that occurred during the fiscal quarter ended April 30, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.       Legal Proceedings

None.

Item 1A. Risk Factors

Not required for smaller reporting companies.

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended April 30, 2014, the registrant issued no shares of the Company’s common stock.

Item 3.       Defaults Upon Senior Securities

None.

Item 4.       Mine Safety Disclosures

Not applicable.

Item 5.       Other Information

Not applicable

Item 6.       Exhibits

Regulation S-K Number	Exhibit
3.1	Articles of Incorporation (1)
3.2	Amendment to Articles of Incorporation (1)
3.3	Certificate of Change Pursuant to NRS 78.209 (2)
3.4	Bylaws (1)
10.1	Loan Commitment dated April 19, 2010 from Radium Ventures Corp. (3)
10.2	Loan Commitment dated May 11, 2010 from Radium Ventures Corp. (3)
10.3	Loan Agreement dated May 15, 2010 from Radium Ventures Corp. (3)
10.4	Loan Agreement dated April 19, 2013 from Radium Ventures Corp.
31.1	Rule 15d-14(a) Certification of Paul D. Maniscalco
32.1	Certification of Paul D. Maniscalco Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002
101*	Financial statements from the Quarterly Report on Form 10-Q of Homeland Resources Ltd. for the quarter ended April 30, 2014, formatted in XBRL: (i) the Balance Sheets; (ii) the Statements of Operations; (iii) the Statements of Cash Flows; and (v) the Notes to Financial Statements.

(1)	Incorporated by reference to the exhibits to the registrant’s registration statement on Form SB-1 filed November 19, 2007, file number 333-147501.
(2)	Incorporated by reference to the exhibits to the registrant’s current report on Form 8-K filed June 29, 2009, file number 333-147501.
(3)	Incorporated by reference to the exhibits to the registrant’s current report on Form 8-K filed April 19, 2010, file number 333-147501

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

HOMELAND RESOURCES LTD.

Date: June 16, 2014	By:	/s/ Paul D. Maniscalco
Paul D. Maniscalco
Interim President, Chief Operating Officer and Chief Financial Officer
(principal executive and financial officer)

