Form 10-K
period 2014-07-31
HOMELAND RESOURCES LTD.
filed 2014-11-12
CIK 1409624

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2014

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

COMMISSION FILE NUMBER: 000-55282

HOMELAND RESOURCES LTD.
(Exact name of registrant as specified in its charter)

NEVADA	26-0841675
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

9120 Double Diamond Parkway H#269, Reno, Nevada	89521
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  (877) 503-4299

Securities registered pursuant to Section 12(b) of the Act: NONE

Securities registered pursuant to Section 12(g) of the Act: Common Stock $0.0001 Par Value Per Share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes  [  ]   No  [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes  [  ]   No  [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  [X]   No  [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes  [X]   No  [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  [  ]   No  [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $454,000 as of January 31, 2014.

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 32,221,828 on November 11, 2014.

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

“Mcf” – Thousand cubic feet of gas.

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

Other Terms:

“Prospect” – A location where hydrocarbons such as oil and gas are believed to be present in quantities which are economically feasible to produce.

 “Resources” – Quantities of oil and gas estimated to exist in naturally occurring accumulations. A portion of the resources may be estimated to be recoverable, and another portion may be considered to be unrecoverable. Resources include both discovered and undiscovered accumulations.

HOMELAND RESOURCES LTD.

FORM 10-K
FOR THE FISCAL YEAR ENDED
JULY 31, 2014

PART I

The information in this discussion contains forward-looking statements.  These forward-looking statements involve risks and uncertainties, including statements regarding our capital needs, business strategy and expectations. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expect," "plan," "intend," "anticipate," "believe," "estimate,” "predict," "potential" or "continue," the negative of such terms or other comparable terminology. Actual events or results may differ materially. In evaluating these statements, you should consider various factors, including the risks described below, and, from time to time, in other reports we file with the United States Securities and Exchange Commission (the “SEC”). These factors may cause our actual results to differ materially from any forward-looking statement. We disclaim any obligation to publicly update these statements, or disclose any difference between its actual results and those reflected in these statements.

As used in this Annual Report, the terms “we,” “us,” “our,” “Homeland,” and the “Company” mean Homeland Resources Ltd. unless otherwise indicated.  All dollar amounts in this Annual Report are expressed in U.S. dollars, unless otherwise indicated.

ITEM 1.                BUSINESS

History and Overview

We were organized under the laws of the State of Nevada on July 8, 2003.  We are an independent oil and gas exploration company, and we have participated in various exploration and seismic programs.

Until fiscal 2009, our focus was on our undeveloped mineral interests and the acquisition and exploration of mineral properties. We still hold an interest in six unpatented mining claims located in Luna County, New Mexico acquired in March 2004.  We refer to these mineral claims as the HR Claims and the overall project and property as the Home Ranch Prospect.  Our original business plan was to proceed with the exploration of the Home Ranch Prospect to determine whether there were commercially exploitable reserves of minerals located on the property comprising such mineral claims.  In fiscal 2010, we determined that our ability to explore for minerals on these claims had become economically non-feasible and we therefore suspended our activities on the Home Ranch Prospect indefinitely in order to focus on our oil and gas interests.  We did not conduct any operations or exploration activities on the Home Ranch Prospect during the fiscal years ended July 31, 2014 and July 31, 2013. At the time of this report, we do not know when or if we will proceed with the Home Ranch Prospect.

In April 2010, we acquired working interests in a seismic exploration program as well as a drilling program in oil and gas properties located in Oklahoma, as further described herein.

Our present plan of operation is to continue to attempt to retain our interests in our oil and gas properties, while continuing to review the Company's existing business plan and attempting to identify, examine and consider all strategies available to the company, both near and long term, in order to prudently determine the optimal course of action for the Company.

On July 1, 2009, we effected a 10-for-1 forward stock split of our common stock.  The number of issued and outstanding shares of common stock increased from 6,000,000 to 60,000,000 and the number of authorized shares of common stock increased from 75,000,000 shares at a par value of $0.001 per share to 750,000,000 shares at a par value of $0.0001 per share.

On February 3, 2010, we amended our Articles of Incorporation to: (i) decrease the number of authorized common stock to 500,000,000 shares with a par value of $0.0001 per share; and (ii) increase the number of authorized preferred stock to 250,000,000 shares with a par value of $0.0001 per share, of which 10,000,000 shares of preferred stock were designated as Series A Preferred Stock, with a par value of $0.0001 per share.  We established the Series A Preferred Stock with the rights, preferences and privileges set forth in the Certificate of Designation therefor filed with the Secretary of State of Nevada on February 4, 2010.

On September 30, 2014, we further amended our Articles of Incorporation to: (i) decrease the number of authorized common stock from 500,000,000 to 100,000,000 with a par value of $0.0001 per share; and (ii) to reverse split the number of outstanding common shares on a 5-to-1 basis.  All common stock share and per share information in this Annual Report, including the accompanying consolidated financial statements and notes thereto, has been adjusted to reflect retrospective application of the reverse split, unless otherwise indicated.

TeleSecurity Sciences Inc.,

We have identified, and are now negotiating to purchase up to 100% of TeleSecurity Sciences Inc., a privately-held corporation headquartered in Las Vegas, NV (“TSS”).  Under the terms of the proposed acquisition, we would acquire up to 50% of TSS through equity purchases totaling up to $15,000,000 to fund development of the imaging products of TSS.  Upon completion of the entire funding, we would acquire the balance of TSS through merger.  Full details of the transaction will be disclosed at such time as when we enter into a definitive agreement. If we are able to enter into a definitive agreement with TSS and close the transactions contemplated by the definitive agreement, we will shift our business focus to developer of advanced imaging solutions for medical and security imaging devices and systems. We cannot provide any assurance that we will be able to enter into a definitive agreement with TSS or, if we are able to enter into such agreement, that we will be able to close the transactions contemplated by the agreement.

 TSS is a developer of advanced imaging solutions for medical and security imaging devices and systems.  TSS products include automated threat recognition algorithms for Cargo, whole body and checkpoint imaging systems including liquid detection as well as electronic unpacking software for CT baggage scanners. TSS products under development include the Common Workstation that connects to all security imaging systems, a new innovative medical X-ray scanner for image guided radiotherapy of cancer, and a low-dose, low-cost CT scanner for medical screening applications. A future product concept under investigation is a next generation high-speed Electron Beam CT (EBCT) for cardiac imaging.

Fiscal Advisory Agreement.

On October 23, 2014, we entered into a fiscal advisory agreement (the “Fiscal Advisory Agreement”) with Charles  Flynn. Under the terms of the Fiscal Advisory Agreement, Mr. Flynn has agreed to introduce us to investment advisors, investment banks and institutional investors in Europe and the Middle East. In consideration of Mr. Flynn’s services, we issued 250,000 shares of our common stock to Mr. Flynn. The shares were issued pursuant to Regulation S promulgated under the United States Securities Act of 1933.

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

Employees

Other than our executive officers, we do not currently have any employees.

ITEM 1A.             RISK FACTORS

The following are some of the important factors that could affect our financial performance or could cause actual results to differ materially from estimates contained in our forward-looking statements. We may encounter risks in addition to those described below.  Additional risks and uncertainties not currently known to us, or that we currently deem to be immaterial, may also impair or adversely affect our business, financial condition or results of operation.

We have an operating deficit and have incurred losses since inception.

To date, our operations have not been profitable and we may never be able to achieve profitability.

Our future performance depends upon our ability to obtain capital to find or acquire additional oil and natural gas reserves that are economically recoverable.

Unless we successfully replace the reserves that we produce, our reserves will decline, resulting eventually in a decrease in oil and natural gas production and lower revenues and cash flows from operations.  The business of exploring for, developing or acquiring reserves is capital intensive.  Our ability to make the necessary capital investment to maintain or expand our oil and natural gas reserves is limited by our relatively small size.  Further, we may commence drilling operations on our properties and any other properties that we acquire in an effort to increase production, which would require more capital than we have available from cash flow from operations or our existing debt facilities.  In such case, we would be required to seek additional sources of financing or limit our participation in the additional drilling.  In addition, our drilling activities are subject to numerous risks, including the risk that no commercially productive oil or gas reserves will be encountered.

The successful implementation of our business plan is subject to risks inherent in the oil and gas business, which if not adequately managed could result in additional losses.

Our oil and gas operations will be subject to the economic risks typically associated with exploitation and development activities, including the necessity of making significant expenditures to locate and acquire properties and to drill development wells. In addition, the availability of drilling rigs and the cost and timing of drilling, completing and, if warranted, operating wells is often uncertain.  In conducting exploitation and development activities, the presence of unanticipated formation pressure or irregularities in formations, miscalculations or accidents may cause our exploitation, development and, if warranted, production activities to be unsuccessful.  This could result in a total loss of our investment in a particular well.  If exploitation and development efforts are unsuccessful in establishing proved reserves and development activities cease, the amounts accumulated as unproved costs will be charged against earnings as impairments.

In addition, the availability of a ready market for our oil and gas production depends on a number of factors, including the demand for and supply of oil and gas and the proximity of reserves to pipelines and other facilities.  Our ability to market such production depends in substantial part on the availability and capacity of gathering systems, pipelines and processing facilities, in most cases owned and operated by third parties.  A failure to obtain such services on acceptable terms could materially harm our proposed oil and gas business.  We may be required to shut in wells for lack of a market or because of inadequacy or unavailability of pipelines or gathering system capacity.  If that occurs, we would be unable to realize revenue from those wells until arrangements are made to deliver such production to market.

Our future performance is dependent upon our ability to identify, acquire and develop oil and gas properties, the failure of which could result in under use of capital and losses.

The future performance of our oil and gas business will depend upon an ability to identify, acquire and develop oil and gas reserves that are economically recoverable.  Success will depend upon the ability to acquire working and net revenue interests in properties upon which oil and gas reserves are ultimately discovered in commercial quantities, and the ability to develop prospects that contain proven oil and gas reserves to the point of production.  Without successful acquisition, exploitation, and development activities, we will not be able to develop oil and gas reserves or generate revenues.  There are no assurances oil and gas reserves will be identified or acquired on acceptable terms, or that oil and gas deposits will be discovered in sufficient quantities to enable us to recover our exploitation and development costs or sustain our business.

The successful acquisition and development of oil and gas properties requires an assessment of recoverable reserves, future oil and gas prices and operating costs, potential environmental and other liabilities, and other factors.  Such assessments are necessarily inexact and their accuracy inherently uncertain.  In addition, no assurances can be given that our exploitation and development activities will result in the discovery of any reserves.  Operations may be curtailed, delayed or canceled as a result of lack of adequate capital and other factors, such as lack of availability of rigs and other equipment, title problems, weather, compliance with governmental regulations or price controls, mechanical difficulties, or unusual or unexpected formation pressures, and or work interruptions.  In addition, the costs of exploitation and development may materially exceed our initial estimates.

The oil and gas exploration and production industry historically is a cyclical industry and market fluctuations in the prices of oil and gas could adversely affect our business.

Prices for oil and gas tend to fluctuate significantly in response to factors beyond our control.  These factors include, but are not limited to:

(a)	weather conditions in the United States and elsewhere;
(b)	economic conditions, including demand for petroleum-based products, in the United States and elsewhere;
(c)	actions by OPEC, the Organization of Petroleum Exporting Countries;
(d)	political instability in the Middle East and other major oil and gas producing regions;
(e)	governmental regulations, both domestic and foreign;
(f)	domestic and foreign tax policy;
(g)	the pace adopted by foreign governments for the exploration, development, and production of their national reserves;
(h)	the price of foreign imports of oil and gas;
(i)	the cost of exploring for, producing and delivering oil and gas; the discovery rate of new oil and gas reserves;
(j)	the rate of decline of existing and new oil and gas reserves;
(k)	available pipeline and other oil and gas transportation capacity;
(l)	the ability of oil and gas companies to raise capital;
(m)	the overall supply and demand for oil and gas; and
(n)	the availability of alternate fuel sources.

Changes in commodity prices may significantly affect our capital resources, liquidity and expected operating results.  Price changes will directly affect revenues and can indirectly impact expected production by changing the amount of funds available to reinvest in exploration and development activities.  Reductions in oil and gas prices not only reduce revenues and profits, but could also reduce the quantities of reserves that are commercially recoverable.  Significant declines in prices could result in non-cash charges to earnings due to impairment.  Changes in commodity prices may also significantly affect our ability to estimate the value of producing properties for acquisition and divestiture and often cause disruption in the market for oil and gas producing properties, as buyers and sellers have difficulty agreeing on the value of the properties.  Price volatility also makes it difficult to budget for and project the return on acquisitions and the development and exploitation of projects.  Commodity prices are expected to continue to fluctuate significantly in the future.

Hedging transactions may limit potential gains on increases to oil and gas prices.

We do not have any hedging positions at this time.  If we do enter into hedging transactions, they will likely be for a portion of our expected production for the purpose of reducing the risk of fluctuations in oil and gas prices.  Although these hedging transactions would be expected to provide us with some protection in the event of a decrease in oil and gas prices, they would also be expected to limit our potential gains in the event that oil and gas prices increase.  If we choose not to engage in hedging arrangements in the future, we may be more adversely affected by changes in oil and natural gas prices than our competitors, who may or may not engage in hedging arrangements.

We may encounter difficulty in obtaining equipment and services.

Higher oil and natural gas prices and increased oil and natural gas drilling activity generally stimulate increased demand and result in increased prices and unavailability for drilling rigs, crews, associated supplies, equipment and services.  While we have recently been successful in acquiring or contracting for services, we could experience difficulty obtaining drilling rigs, crews, associated supplies, equipment and services in the future.  These shortages could also result in increased costs or delays in timing of anticipated development or cause interests in oil and natural gas leases to lapse.  We cannot be certain that we will be able to implement our drilling plans or at costs that will be as estimated or acceptable to us.

Our ability to produce oil and gas from our oil and gas assets may be adversely affected by a number of factors outside of our control.

The business of exploring for and producing oil and gas involves a substantial risk of investment loss.  Drilling oil and gas wells involves the risk that the wells may be unproductive or that, although productive, the wells may not produce oil or gas in economic quantities.  Other hazards, such as unusual or unexpected geological formation pressures, fires, blowouts, loss of circulation of drilling fluids or other conditions may substantially delay or prevent completion of any well.  Adverse weather conditions can also hinder drilling operations.  A productive well may become uneconomic if excessive water or other deleterious substances are encountered that impair or prevent the production of oil or gas from the well.  In addition, production from any well may be unmarketable if it is contaminated with water or other deleterious substances. There can be no assurance that oil and gas will be produced from the properties in which we have interests.  In addition, the marketability of oil and gas that may be acquired or discovered may be influenced by numerous factors beyond our control.  These factors include the proximity and capacity of oil and gas, gathering systems, pipelines and processing equipment, market fluctuations in oil and natural gas prices, taxes, royalties, land lease tenure, allowable production volumes, and environmental protection regulations.

If we are unable to maintain our working interests in leases, our business will be adversely affected.

Our oil and gas assets are held under oil and gas leases.  A failure to meet the specific requirements of each lease may cause that lease to terminate or expire.  There are no assurances the obligations required to maintain those leases will be met and that we will be able to meet the rental obligations under federal, state and private oil and gas leases.  If we are unable to make rental payments and satisfy any other conditions on a timely basis, we may lose our rights in the properties that we may acquire.

Title deficiencies could render our leases worthless.

The existence of a material title deficiency can render a lease worthless and can result in a large expense to our business.  In acquiring oil and gas leases or undivided interests in oil and gas leases we may forgo the expense of retaining lawyers to examine the title to the oil or gas interest to be placed under lease or already placed under lease.  Instead, we may rely upon the judgment of oil and gas landmen who perform the field work in examining records in the appropriate governmental office before attempting to place under lease specific oil or gas interest. This is customary practice in the oil and gas industry.  As a result, we may be unaware of deficiencies in the marketability of the title to the lease.  Such deficiencies could render the lease worthless.

If we fail to maintain adequate operating insurance, our business could be materially and adversely affected.

Our oil and gas operations are subject to risks inherent in the oil and gas industry, such as blowouts, cratering, explosions, uncontrollable flows of oil, gas or well fluids, fires, pollution, earthquakes and other environmental risks.  These risks could result in substantial losses due to injury and loss of life, severe damage to and destruction of property and equipment, pollution and other environmental damage, and suspension of operations.  We could be liable for environmental damages caused by previous property owners.  As a result, substantial liabilities to third parties or governmental entities may be incurred, the payment of which could have a material adverse effect on our financial condition and results of operations.  Any prospective drilling contractor or operator which we hire will be required to maintain insurance of various types to cover its operations with policy limits and retention liability customary in the industry.  We maintain well control, re-drill, environmental cleanup, and liability insurance on all of our field production and future drilling operations.  However, the occurrence of a significant adverse event on such prospects that would happen to be not fully covered by insurance could result in the loss of all or part of our investment in a particular prospect which could have a material adverse effect on our financial condition and results of operations.

Complying with environmental and other government regulations could be costly and could negatively impact prospective production.

The oil and gas business is governed by numerous laws and regulations at various levels of government.  These laws and regulations govern the operation and maintenance of our facilities, the discharge of materials into the environment and other environmental protection issues.  Such laws and regulations may, among other potential consequences, require that we acquire permits before commencing drilling and restrict the substances that can be released into the environment with drilling and production activities.  Under these laws and regulations, we could be liable for personal injury, clean-up costs and other environmental and property damages, as well as administrative, civil and criminal penalties.  Prior to commencement of drilling operations, we may secure limited insurance coverage for sudden and accidental environmental damages as well as environmental damage that occurs over time.  However, we do not believe that insurance coverage for the full potential liability of environmental damages is available at a reasonable cost.  Accordingly, we could be liable, or could be required to cease production on properties, if environmental damage occurs.

The costs of complying with environmental laws and regulations in the future may harm our business.  Furthermore, future changes in environmental laws and regulations could occur, resulting in stricter standards and enforcement, larger fines and liability, and increased capital expenditures and operating costs, any of which could have a material adverse effect on our financial condition or results of operations.

The oil and gas industry is highly competitive, and we may not have sufficient resources to compete effectively.

The oil and gas industry is highly competitive.  We will be competing with oil and natural gas companies and other individual producers and operators, many of which have longer operating histories and substantially greater financial and other resources than it does, as well as companies in other industries supplying energy, fuel and other needs to consumers.  Larger competitors, by reason of their size and relative financial strength, can more easily access capital markets than we can and may enjoy a competitive advantage in the recruitment of qualified personnel.  They may be able to absorb the burden of any changes in laws and regulation in the jurisdictions in which we do business and handle longer periods of reduced prices for oil and gas more easily than we can.  Competitors may be able to pay more for oil and gas leases and properties and may be able to define, evaluate, bid for and purchase a greater number of leases and properties than we can.  Further, these companies may enjoy technological advantages and may be able to implement new technologies more rapidly than we can.  Our ability to acquire oil and gas properties will depend upon its ability to conduct efficient operations, evaluate and select suitable properties, implement advanced technologies and consummate transactions in a highly competitive environment.

We have never paid dividends and do not intend to pay any in the foreseeable future, which may delay or prevent recovery of your investment.

We have never paid any cash dividends and currently do not intend to pay any dividends in the foreseeable future.  If we do not pay dividends, this may delay or prevent recovery of your investment.  To the extent that we require additional funding currently not provided for in our financing plan, it is possible that our funding sources might prohibit the payment of dividends.

The trading price of our common stock may be volatile, with the result that an investor may not be able to sell any shares acquired at a price equal to or greater than the price paid by the investor.

Our common stock is quoted on the OTCQB under the symbol "HMLA.”  Companies quoted on the OTCQB have traditionally experienced extreme price and volume fluctuations.  In addition, our stock price may be adversely affected by factors that are unrelated or disproportionate to our operating performance.  Market fluctuations, as well as general economic, political and market conditions such as recessions, interest rates or international currency fluctuations may adversely affect the market price of our common stock.  As a result of this potential price and volume volatility, an investor may have difficulty selling any of our common stock that they acquire that a price equal or greater than the price paid by the investor.

Because our stock is a penny stock, stockholders will be more limited in their ability to sell their stock.

The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks.  Penny stocks are generally equity securities with a price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or quotation system.

Because our securities constitute "penny stocks" within the meaning of the rules, the rules apply to us and to our securities.  The rules may further affect the ability of owners of shares to sell our securities in any market that might develop for them.  As long as the trading price of our common stock is less than $5.00 per share, the common stock will be subject to Rule 15g-9 under the Securities Exchange Act of 1934 (the “Exchange Act”).  The penny stock rules require a broker-dealer, prior to a transaction in a penny stock, to deliver a standardized risk disclosure document prepared by the SEC, that:

1.	contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading;
2.	contains a description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to a violation to such duties or other requirements of securities laws;
3.	contains a brief, clear, narrative description of a dealer market, including bid and ask prices for penny stocks and the significance of the spread between the bid and ask price;
4.	contains a toll-free telephone number for inquiries on disciplinary actions;
5.	defines significant terms in the disclosure document or in the conduct of trading in penny stocks; and
6.	contains such other information and is in such form, including language, type, size and format, as the SEC shall require by rule or regulation.

The broker-dealer also must provide, prior to effecting any transaction in a penny stock, the customer with: (a) bid and offer quotations for the penny stock; (b) the compensation of the broker-dealer and its salesperson in the transaction; (c) the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and (d) a monthly account statements showing the market value of each penny stock held in the customer's account. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules; the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written acknowledgment of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a written suitably statement.  These disclosure requirements may have the effect of reducing the trading activity in the secondary market for our stock.

ITEM 1B.             UNRESOLVED STAFF COMMENTS

Not required for smaller reporting companies.

ITEM 2.                PROPERTIES

Oil and Gas Properties

Washita Bend 3D Exploration Project

In April 2010, we acquired a 5% working interest in the Washita Bend 3D Exploration Project for a total buy-in cost of $46,250. The project provided for the acquisition of approximately 135 miles of 3D seismic data to identify drillable prospects in a study area comprising 119,680 acres in Oklahoma.  The Washita prospect area is located in Cleveland, Garvin, McCain and Pottawatomie Counties, Oklahoma. On May 14, 2013, drilling commenced on the first of an anticipated 8-well Phase-I exploration program. Of the first six wells drilled in connection with this Phase-I exploration program, five were deemed to be non-economic.

As a component of the initial Washita Bend purchase agreement, we acquired from the seller a 5% carried working interest to casing point in the first eight wells drilled on this prospect area and in connection with the Phase-1 exploration program. Pursuant to the terms of the initial agreement, failure to participate in the drilling of any of the first eight Phase-1 wells subjected us to the forfeiture our right to our share of seismic data gathered.

During the fiscal year ended July 31, 2014, the Company and the operator of the Phase-1 drilling program agreed to allow the Company to terminate its obligations to participate in the drilling of the remaining two wells in the Phase-1 exploration program, and as such, we have forfeited our right to our share of seismic data gathered. As of July 31, 2014, accumulated seismic costs for one of the eight committed wells have been moved to the proved properties.

As of July 31, 2014, we have recorded total impairment expense of $770,631 of which $463,550 relates to the relative value of seven wells worth of seismic data, forfeited due to our failure to participate in the drilling of  a total of eight wells in the Phase-I exploration program as described above. Additional impairment expense of $307,081 was incurred in connection with capitalized costs exceeding ceiling test limits.

2010–1 Drilling Program

In April 2010, we acquired a 5% working interest in the 2010-1 Drilling Program located in Garvin County, Oklahoma for total buy-in costs of $39,163. Of the four wells in which we participated related to this program, three wells went on production.

On December 3, 2013, we conveyed our interest in the Miss Jenny #1-8 to the operator of the well for total consideration of $200,000 effective November 1, 2013. We received $141,505 in cash and a credit of $58,495 against accrued Joint Interest Billing costs owed to the operator. We have recorded a gain in connection with this conveyance in the amount of $73,871 during the fiscal year ended July 31, 2014.

As of July 31, 2014, all of the original buy-in costs have been moved to the proved properties, the remaining two wells in which we maintain a working interest remain on production.

Production and Price

The following table sets forth information regarding production of oil and natural gas net to our interest, and certain price and cost information for fiscal years ended July 31:

Production Data:	2014	2013
Natural gas (Mcf)	963	461
Oil (Bbls)	840	1,302
Average Prices:
Natural gas (per Mcf)	$4.85	$ 4.48
Oil (per Bbl)	$99.42	$ 90.47
Production Costs:
Natural gas (per Mcf)	$4.54	$ 4.14
Oil (per Bbl)	$91.58	$ 83.96

Reserves

As of July 31, 2014, our estimated proved oil and natural gas reserves in barrels of oil equivalent (“BOE”) was 1,417, a 74% decrease from the prior year end’s estimated proved oil and natural gas reserves of 5,387 BOE. This decrease primarily reflects the sale of Miss Jenny #1-8, as well as production and natural decline curves in wells, coupled with downward revisions in in crude oil and natural gas quantity estimates.

Geographically, our reported reserves are located in one primary area: Garvin County, Oklahoma, the following table summarizes our proved developed crude oil and natural gas reserves for this area as of July 31, 2014 (the Company did not have unproved reserves as of July 31, 2014 or July 31, 2013):

Estimated Proved Developed Crude Oil and Natural Gas Reserves by Area

	Net Oil (Bbls)	Net Gas (Mcf)	BOE	%
Oklahoma	1,110	1,840	1,417	100.00%
Total	1,110	1,840	1,417	100.00%

Preparation of Proved Reserves Estimates

Our new policy regarding internal controls over the recording of reserve estimates requires reserve estimates to be in compliance with SEC rules, regulations and guidance. All of our reported crude oil and natural gas reserves estimated as of July 31, 2014 were prepared by the Harper and Associates (“Harper”) of Fort Worth, Texas. Harper is an independent petroleum engineering consulting firm that has been providing petroleum consulting services throughout the continental United States and in the North Mediterranean Seas for thirty-five years. Michael Harper is a registered professional engineer in Texas (License #34481). Harper prepared our reserve estimate based upon a review of property interests being appraised, historical production, lease operating expenses and price differentials for our wells. Additionally, authorizations for expenditure ("AFEs"), geological and geophysical data, and other engineering data that complies with SEC guidelines are among that which we provided to such engineer for consideration in estimating our underground accumulations of crude oil and natural gas. This information was reviewed by Harper and our Chief Financial Officer to ensure accuracy and completeness of the data prior to and after submission to Harper. The report of Harper dated November 3, 2014, which contains further discussions of the reserve estimates and evaluations prepared by Harper, as well as the qualifications of Harper, is attached as Exhibit 99.1 to this report.

Delivery Commitments

We are not committed to provide a fixed and determinable quantity of crude oil, NGLs, or natural gas in the near future under existing agreements.

Drilling Activity

The following table sets forth information on our drilling activity for the fiscal years ended July 31, 2014, 2013, 2012 The information should not be considered indicative of future performance, nor should it be assumed that there is necessarily any correlation between the numbers of productive wells drilled, quantities of reserves found or economic value.

	2014		2013		2012
	Gross	Net	Gross	Net	Gross	Net
Exploratory Wells

Productive	1.0	0.06	0.0	0.00	0.0	0.00
Dry	2.0	0.06	3.0	0.17	0.0	0.00
Total	3.0	0.12	3.0	0.17	0.0	0.00

Of the 3.0 gross (0.12 net) wells drilled in 2014, all were completed as of July 31, 2014.

Although a well may be classified as productive upon completion, future changes in oil and gas prices, operating costs and production may result in the well becoming uneconomical.

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

In 2010, we suspended activities on the Home Ranch Prospect indefinitely.  We continue to pay the annual maintenance fees to hold these claims.

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

PART II

ITEM 5.                MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock was approved for quotation in the OTC Bulletin Board (“OTCBB”) under the symbol “HMLA” on May 15, 2008.  On September 7, 2010, we were no longer quoted on the OTCBB.  We continue to be quoted on the OTC Link as an OTCQB security.  The following table sets forth the range of high and low bid quotations for each fiscal quarter for the last two completed fiscal years and have been adjusted to reflect the effects of a 5 for 1 reverse stock split effective September 30, 2014.  These quotations reflect inter-dealer prices without retail mark-up, mark-down, or commissions and may not necessarily represent actual transactions.

Fiscal Quarter Ending	High Bid	Low Bid
October 31, 2012	$0.60	$0.30
January 31, 2013	$1.00	$0.25
April 30, 2013	$1.15	$0.45
July 31, 2013	$1.35	$0.25
October 31, 2013	$0.35	$0.10
January 31, 2014	$0.20	$0.05
April 30, 2014	$0.55	$0.05
July 31, 2014	$0.15	$0.05

On November 10, 2014, the last trading price for the common stock was $0.40

Holders and Dividends

As of November 10, 2014, there were 29 record holders of our common stock.

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

Recent Sales of Unregistered Securities

On August 15, 2014, we issued 20,061,828 shares of our common stock to settle outstanding indebtedness of $1,063,277. The shares were issued pursuant to the provisions of Regulation S promulgated under the United States Securities Act of 1933 (the “Securities Act”).

On August 15, 2014, we issued 1,600,000 shares of our common stock to settle outstanding indebtedness of $84,800. The shares were issued pursuant to the provisions of Rule 506(b) of Regulation D of the Securities Act.

On October 23, 2014 we issued 250,000 shares of our common stock to in accordance with the terms of a fiscal advisory agreement. The shares were issued pursuant to the provisions of Regulation S promulgated under the Securities Act.

ITEM 6.                SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our original business plan was to proceed with the exploration of the Home Ranch Prospect to determine whether there were commercially exploitable reserves of minerals located on the property comprising such mineral claims.  In 2009, we determined that our ability to explore for minerals on these claims had become economically non-feasible and we therefore suspended our activities on the Home Ranch Prospect indefinitely in order to focus on our crude oil and natural gas interests.  We did not conduct any operations or exploration activities on the Home Ranch Prospect during the fiscal years ended July 31, 2014 or 2013.  At the time of this report, we do not know when or if we will proceed with the Home Ranch Prospect.

In April 2010, we acquired working interests in a seismic exploration program as well as a drilling program in crude oil and natural gas properties in Oklahoma, as further described herein.  Our present plan of operation is to continue to attempt to retain our interests in our crude oil and natural gas properties, while continuing to review the Company’s existing business plan and attempting to identify, examine and consider all strategies available to the company, both near and long term, in order to prudently determine the optimal course of action for the Company.

The following discussion and analysis of our financial condition and plan of operation should be read in conjunction with our Financial Statements and related notes appearing elsewhere in this Form 10-K.

Recent Developments

On September 30, 2014, we amended our Articles of Incorporation to (i) decrease the number of authorized common stock from 500,000,000 to 100,000,000 with a par value of $0.0001 per share and (ii) to reverse split the number of outstanding common shares on a 5-to-1 basis.  All common stock share and per share information in this Annual Report, including the accompanying consolidated financial statements and notes thereto, has been adjusted to reflect retrospective application of the reverse split, unless otherwise indicated.

We have identified, and are now negotiating to purchase up to 100% of TeleSecurity Sciences Inc., a privately-held corporation headquartered in Las Vegas, NV (“TSS”).  TSS is a developer of advanced imaging solutions for medical and security imaging devices and systems.  Under the terms of the proposed acquisition, we would acquire up to 50% of TSS through equity purchases totaling up to $15,000,000 to fund development of the imaging products of TSS.  Upon completion of the entire funding, we would acquire the balance of TSS through merger.  Full details of the transaction will be disclosed at such time as when we enter into a definitive agreement. If we are able to enter into a definitive agreement with TSS and close the transactions contemplated by the definitive agreement, we will shift our business focus to developer of advanced imaging solutions for medical and security imaging devices and systems. We cannot provide any assurance that we will be able to enter into a definitive agreement with TSS or, if we are able to enter into such agreement, that we will be able to close the transactions contemplated by the agreement.

On October 23, 2014, we entered into a fiscal advisory agreement (the “Fiscal Advisory Agreement”) with Charles Flynn. Under the terms of the Fiscal Advisory Agreement, Mr. Flynn has agreed to introduce us to investment advisors, investment banks and institutional investors in Europe and the Middle East. In consideration of Mr. Flynn’s services, we issued 250,000 shares of our common stock to Mr. Flynn. The shares were issued pursuant to Regulation S promulgated under the Securities Exchange Act of 1933.

Results of Operations

Year Ended July 31, 2014 as Compared to Year Ended July 31, 2013

Summary of Year End Results

	Year Ended July 31,		Percentage Increase / (Decrease)
	2014	2013
Revenue	$74,283	$113,747	(34.7%	)
Operating Expenses	(987,743)	(380,278)	159.7%
Other Income	1,211	-	100.0%
Other Expenses	(77,586)	67,495	(215.0%	)
Net Loss	$(989,835)	$(334,026)	196.3%

We recognized revenue of $74,283 for the year ended July 31, 2014 as compared to $113,747 in the fiscal year ended July 31, 2013. The (34.7%) decrease in revenue during fiscal 2014 is primarily attributable to decreased crude oil production volumes (35.5%) resulting primarily from the sale of our interests in a producing well, coupled with natural decline curves in wells in which we retain a working interest. offset by increases in realized crude oil prices, 11.5%. Decreases in crude oil sales revenue were offset slightly by increased natural gas sales volumes, 109%. Increased gas sales volumes result from the addition of a working interest through our participation in the Phase-1 drilling program during the 2014 fiscal period.

For the fiscal year ended July 31, 2014, we incurred a net loss of $989,835 as compared to a net loss of $334,026 for the fiscal year ended July 31, 2013. The increase in net loss of $655,809, or 196.3% is primarily attributable to impairment of crude oil and natural gas properties of $770,631 and decreases in revenue during the period as discussed above, partially offset by the gain on sale of crude oil and natural gas properties of $73,871 (Miss Jenny #1-8), a decrease in share based compensation expense of $80,000, and a decrease in investor relations expense of $18,236.

The major components of our expenses for the year ended July 31, 2014 and 2013 are outlined in the table below:

	Year Ended July 31		Percentage Increase / (Decrease)
	2014	2013
Lease Operating Expenses	$9,764	$13,784	(29.2%	)
Depreciation Depletion and Accretion	66,177	65,020	1.8%
Impairment of Oil and Gas Properties	770,631	-	100.0%
Gain on Conveyance of Oil and Gas Properties	(73,871)	-	100.0%
Consulting Fees – Related Party	42,000	42,000	0.0%
General and Administrative	173,042	259,474	(33.3%	)
Total Operating Expenses	$987,743	$380,278	159.7%

For the fiscal year ended July 31, 2014, we incurred operating expenses of $987,743 as compared to $380,278 for the year ended July 31, 2013. The increase in operating expenses of $607,465 is due primarily to the impairment of crude oil and natural gas properties, partially offset by the gain on sale of crude oil and natural gas properties, the decrease in share based compensation, and the decrease in investor relations expense, as discussed above. Operating expenses during the 2014 period were comprised of lease operating expenses of $9,764, depletion and accretion expense of $66,177, impairment expense of $770,631, related party consulting fees of $42,000, net of the gain on sale of crude oil and natural gas properties of $73,871 (Miss Jenny #1-8) and general and administrative expense in the amount of $173,042. During the 2013 period, operating expenses were comprised of lease operating expenses in the amount of $13,784, depletion and accretion expense of $65,020, related party consulting fees of $42,000 and general and administrative expense of $259,474.

Our accumulated deficit as of July 31, 2014 was $1,583,589.

Liquidity and Capital Resources

Working Capital

	At July 31, 2014	At July 31, 2013	Percentage Increase / (Decrease)
Current Assets	$14,721	$24,989	(41.1%	)
Current Liabilities	(1,432,356)	(1,245,521)	15.0%
Working Capital Surplus (Deficit)	$(1,417,635)	$(1,220,532)	16.1%

Working Capital - At July 31, 2014, we had cash of $10,721 and our current liabilities exceeded our current assets by $1,417,635, as compared to cash of $5,989 and current liabilities which exceeded our current assets by $1,220,532 at July 31, 2013. The increase in our working capital deficit is primarily attributable to increases in accounts payable and accrued liabilities and notes payable.

Cash Flows

	Year Ended July 31
	2014	2013
Net Cash (used in) Operating Activities	$(29,569)	$(51,238)
Net Cash (used in) Investing Activities	(40,699)	(157,325)
Net Cash from Financing Activities	75,000	71,000
Net Increase (Decrease) in Cash During Period	$(4,732)	$(137,563)

Net Cash (Used in) Operating Activities. The changes in net cash used in operating activities for the fiscal years ended July 31, 2014 and 2013 are attributable to our net income adjusted for non-cash charges as presented in the statements of cash flows and changes in working capital as discussed above.

Net Cash (Used in) Investing Activities. Net cash used in investing activities for the fiscal years ended July 31, 2014 and 2013 was related to our expenditures on crude oil and natural gas properties as well as our participation in drilling and seismic programs of $182,204 and $157,325, respectively. Net cash used in investing activities was offset by proceeds received of $141,505 and $nil, respectively, from the conveyance of our working interests in crude oil and natural gas properties.

Net Cash Provided by Financing Activities.  On April 30, 2013, July 26, 2013, August 12, 2013 and September 6, 2013, Radium Ventures advanced us $31,000, $40,000, $45,000 and $30,000, respectively, under the terms of two-year 6.5%, promissory note. The notes were unsecured, payable upon demand and could be repaid at any time. The proceeds of the notes were used as working capital in connection with our exploration programs. On July 8, 2014, Radium Ventures assigned $146,000 in principal and $10,091 in accrued interest to 7 investors, which was subsequently converted into 3,273,514 shares of our common stock in August 2014. In October 2013, we borrowed $15,000 from two lenders - $7,500 from our Chief Financial Officer, Paul D. Maniscalco, and $7,500 from an individual investor, in order to pay expenditures relating to our share of the ongoing drilling program. These notes were repaid in full in June 2014.

We anticipate that we may be required to make additional expenditures related to our remaining ownership interests in our crude oil and natural gas properties.   As of July 31, 2014, our cash balance was $10,721.  Subsequent to July 31, 2014, we raised approximately $89,000; however, such cash will not be sufficient to meet our ongoing operations.  The ability to draw on our loan facility with Radium had expired effective on December 31, 2011.

Subsequent to July 31, 2014 amounts owed related to our notes payable and related accrued interest have been converted into shares of our common stock.  If we exhaust all our cash, are unable to timely arrange for new financing, or do not pay our share of potential operating program costs, we may be forced to further reduce our ownership interests in our crude oil and natural gas properties and or forfeit our rights to our acquired interests.

Subsequent to July 31, 2014, we issued a convertible promissory note in the principal amount of $88,500. Under the terms of the Convertible Note, the Company shall repay the principal amount of $88,500 plus interest at a rate of 8% per annum on June 12, 2015. We have the right to prepay the principal and accrued interest in full upon giving three trading days prior written notice by paying a premium of 15% if paid within 30 days of the issue date increasing by 5% per month to a maximum of 40% if paid within 180 days following the issue date, after which the Company has no further rights of prepayment of the Convertible Note.

Loans

Fiscal year ended July 31, 2014

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

In October 2013, we borrowed $15,000 from two lenders - $7,500 from our Chief Financial Officer, Paul D. Maniscalco, and $7,500 from an individual investor, in order to pay expenditures relating to our share of the drilling programs.  The short term notes bear interest at 15% per annum, and principal and interest are due and payable in six equal installments commencing on February 1, 2014.  The notes were convertible into shares of our common stock at (a) the election of the noteholders, (b) at any time after maturity, or (c) upon the event of default.  These notes were repaid in full in June 2014.

On July 8, 2014, Radium Ventures assigned $825,709 in principal and $205,982 in accrued interest to 18 investors. These amounts were subsequently converted into 19,058,314 shares of our common stock on August 15, 2014. Radium Ventures retained $30,000 in principal and $23,186 in accrued interest, which was converted into 1,003,514 shares of our common stock in August, 2014.

Subsequent to July 31, 2014, we issued a convertible promissory note in the principal amount of $88,500. Under the terms of the Convertible Note, the Company shall repay the principal amount of $88,500 plus interest at a rate of 8% per annum on June 12, 2015. We have the right to prepay the principal and accrued interest in full upon giving three trading days prior written notice by paying a premium of 15% if paid within 30 days of the issue date increasing by 5% per month to a maximum of 40% if paid within 180 days following the issue date, after which the Company has no further rights of prepayment of the Convertible Note.

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

Going Concern

In their report prepared in connection with our July 31, 2014 financial statements, our auditors included an explanatory paragraph stating that, because we had an accumulated deficit of $1,583,589 and our current liabilities exceeded our current assets by $1,417,635 at July 31, 2014, there is doubt about our ability to continue as a going concern. We will need to raise equity or borrow additional capital to fund any further participation in drilling activities. If additional financing is not available, we will be compelled to reduce the scope of our business activities further. If we are unable to fund our operating cash flow needs and planned capital investments, it may be necessary to sell all or a portion of our remaining interests in our crude oil and natural gas properties. These factors among others may indicate that the Company may be unable to continue in existence.

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

Over time, accretion of the liability will be recognized as an operating expense and the capitalized cost is depreciated over the expected useful life of the related asset.  Our asset retirement obligations are related to the plugging, dismantlement, removal, site reclamation and similar activities of our crude oil and natural gas exploration activities.

Revenue Recognition

We recognize crude oil and natural gas revenue when production is sold at a fixed or determinable price, persuasive evidence of an arrangement exists, delivery has occurred and title has transferred, and collectability is reasonably assured.

Accounts Receivable

Accounts receivable consists of amounts receivable from crude oil and natural gas sold from our well interests. All of our accounts receivable is due from one party, the operator of our crude oil and natural gas properties.  Management continually monitors accounts receivable for collectability.

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

Crude Oil and Natural Gas Interests

We follow the full cost accounting method to account for crude oil and natural gas properties, whereby costs incurred in the acquisition, exploration and development of crude oil and gas reserves are capitalized.  Such costs include lease acquisition, geological and geophysical activities, rentals on non-producing leases, drilling, completing and equipping of crude oil and gas wells and administrative costs directly attributable to those activities and asset retirement costs.  Disposition of crude oil and gas properties are accounted for as a reduction of capitalized costs, with no gain or loss recognized unless such adjustment would significantly alter the relationship between capital costs and proved reserves of crude oil and gas, in which case the gain or loss is recognized to income.

The capitalized costs of crude oil and gas properties, excluding unevaluated and unproved properties, are amortized using the units-of-production method based on estimated proved recoverable crude oil and gas reserves. Amortization of unevaluated and unproved property costs begins when the properties become proved or their values become impaired.  Impairment of unevaluated and unproved prospects is assessed periodically based on a variety of factors, including management’s intention with regard to future exploration and development of individually significant properties and our ability to obtain funds to finance such exploration and development.

Under full cost accounting rules for each cost center, capitalized costs of evaluated crude oil and gas properties, including asset retirement costs, less accumulated amortization and related deferred income taxes, may not exceed an amount (the “cost ceiling”) equal to the sum of (a) the present value of future net cash flows from estimated production of proved crude oil and gas reserves, based on current economic and operating conditions, discounted at 10%, plus (b) the cost of properties not being amortized, plus (c) the lower of cost or estimated fair value of any unproved properties included in the costs being amortized, less (d) any income tax effects related to differences between the book and tax basis of the properties involved.  If capitalized costs exceed this limit, the excess is charged to earnings.

Given the volatility of crude oil and natural gas prices, it is reasonably possible that the estimate of discounted future net cash flows from proved crude oil and natural gas reserves could change in the near term. If crude oil and natural gas prices decline in the future, even if only for a short period of time, it is possible that additional impairments of crude oil and gas properties could occur.  In addition, it is reasonably possible that additional impairments could occur if costs are incurred in excess of any increases in the present value of future net cash flows from proved crude oil and natural gas reserves, or if properties are sold for proceeds less than the discounted present value of the related proved crude oil and natural gas reserves.

Share Based Compensation

We use the Black-Scholes option-pricing model and the straight-line attribution approach to determine the fair-value of stock-based awards in accordance with FASB ASC 718, “Compensation.”   The option-pricing model requires the input of highly subjective assumptions, including the option’s expected life and the price volatility of the underlying stock. The Company’s expected term represents the period that stock-based awards are expected to be outstanding and is determined based on historical experience of similar awards, giving consideration to the contractual terms of the stock-based awards, vesting schedules and expectations of future employee behavior as influenced by changes to the terms of its stock-based awards. The expected stock price volatility is based on our historical stock prices.

Recent Accounting Pronouncements

In July 2013, the FASB issued ASU No. 2013-11 “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carry-Forward, a Similar Tax Loss, or a Tax Credit Carry-Forward Exists” (“ASU 2013-11”). ASU 2013-11 addresses the diversity in practice that exists for the balance sheet presentation of an unrecognized tax benefit when a net operating loss carry-forward, a similar tax loss, or a tax credit carry-forward exists. ASU 2013-11 requires that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carry-forward, a similar tax loss, or a tax credit carry-forward. ASU No. 2013-11 is effective for our fiscal quarter ending October 31, 2014. ASU 2013-11 impacts balance sheet presentation only. We do not anticipate that the adoption of ASU No 2013-11 will have a material impact on the Company’s financial statements.

In May 2014, FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which converges the FASB and the International Accounting Standards Board standard on revenue recognition. Areas of revenue recognition that will be affected include, but are not limited to, transfer of control, variable consideration, allocation of transfer pricing, licenses, time value of money, contract costs and disclosures. This is effective for the fiscal years and interim reporting periods beginning after December 15, 2016. We are currently evaluating the impact that the adoption of ASU 2014-09 will have on our consolidated financial statements or related disclosures.

In June 2014, the FASB issued ASU No. 2014-10 “Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation” (“ASU 2014-10”). ASU 2014-10 addresses the cost and complexity associated with the incremental reporting requirements for development stage entities, such as startup companies, without compromising the availability of relevant information and eliminates an exception provided to development stage entities in Topic 810, Consolidation, for determining whether an entity is a variable interest entity on the basis of the amount of investment equity that is at risk. The Company elected to apply ASU 2014-10 for our fiscal quarter year ended July 31, 2014. ASU 2014-10 impacts financial statement presentation only and removes the requirement to present additional inception-to-date information.

In June 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-12, Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period, which provides guidance requiring that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. This is effective for the fiscal years and interim reporting periods beginning after December 15, 2015. We are currently evaluating the impact that the adoption of ASU 2014-12 will have on our consolidated financial statements or related disclosures.

In August 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-15, “Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern” (“ASU 2014-15”). ASU 2014-15 is intended to define management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. Specifically, ASU 2014-15 provides a definition of the term substantial doubt and requires an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). It also requires certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans and requires an express statement and other disclosures when substantial doubt is not alleviated. The new standard will be effective for reporting periods beginning after December 15, 2016, with early adoption permitted.  The Company will evaluate the going concern considerations in this ASU; however, as of the current period, management believes that is current disclosures meet the requirement under this ASU.

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

ITEM 7A.             QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.                FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

HOMELAND RESOURCES LTD.
Index to Financial Statements

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Homeland Resources Ltd.

We have audited the accompanying balance sheets of Homeland Resources Ltd. as of July 31, 2014 and 2013, and the related statements of operations, stockholders’ deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Homeland Resources Ltd. as of July 31, 2014 and 2013, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the entity will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has accumulated a deficit of $1,583,589 through July 31, 2014 and current liabilities exceeded current assets by $1,417,635 that raises substantial doubt about its ability to continue as a going concern.  Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ StarkSchenkein, LLP

Denver, Colorado
November 12, 2014

HOMELAND RESOURCES LTD.
BALANCE SHEETS

	July 31, 2014	July 31, 2013
ASSETS

Current Assets
Cash	$10,721	$5,989
Accounts receivable	4,000	19,000
Total Current Assets	14,721	24,989

Mineral property	1	1

Crude oil and natural gas properties, at cost (full cost method)
Proved properties	960,148	347,488
Unproved properties	-	618,981
Less: accumulated depletion, depreciation and impairment	(911,627)	(140,647)
Net crude oil and natural gas properties	48,521	825,822

Total Assets	$63,243	$850,812

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)

Current Liabilities
Accounts payable and accrued liabilities	$326,793	$256,958
Accounts payable – related party	249,854	207,854
Notes payable	855,709	780,709
Total Current Liabilities	1,432,356	1,245,521

Long Term Liabilities
Asset retirement obligation	4,306	3,875
Total Liabilities	1,436,662	1,249,396

Stockholders’ (Deficit)
Preferred stock - $0.0001 par value; authorized – 250,000,000 shares Issued and outstanding – nil and nil, respectively	-	-
Common stock - $0.0001 par value; authorized – 100,000,000 shares
Issued and outstanding – 12,160,000 and 12,160,000 shares, respectively (Restated to reflect September 30, 2014 5-to-1 reverse stock split)	1,216	1,216
Additional paid in capital	208,954	193,954
Accumulated Deficit	(1,583,589)	(593,754)
Total Stockholders’ (Deficit)	(1,373,419)	(398,584)
Total Liabilities and Stockholders’ (Deficit)	$63,243	$850,812

The accompanying notes are an integral part of these financial statements

HOMELAND RESOURCES LTD.
STATEMENTS OF OPERATIONS

	Year Ended July 31, 2014	Year Ended July 31, 2013

REVENUES
Crude oil and natural gas revenues	$74,283	$113,747
Total Revenues	74,283	113,747

OPERATING EXPENSES
Lease operating expenses	9,764	13,784
Depreciation, depletion and accretion	66,177	65,020
Impairment of crude oil and gas properties	770,631	-
Gain on conveyance of crude oil and gas properties	(73,871)	-
Consulting fees – related party	42,000	42,000
General and administrative	173,042	259,474
TOTAL OPERATING EXPENSES	987,743	380,278

(LOSS) FROM OPERATIONS	(913,460)	(266,531)

OTHER INCOME
(Gain) on forgiveness of debt	(1,211)	-
TOTAL OTHER INCOME	(1,211)	-

OTHER EXPENSES
Interest expense	77,586	53,073
Amortization of deferred financing costs	-	14,422
TOTAL OTHER EXPENSES	77,586	67,495

Net (loss)	$(989,835)	$(334,026)

Net (Loss) Per Common Share
Basic and Diluted (Restated to reflect September 30, 2014 5-to-1 reverse stock split)	$(0.08)	$(0.03)

Weighted average number of common shares outstanding
Basic and Diluted (Restated to reflect September 30, 2014 5-to-1 reverse stock split)	12,160,000	12,111,781

The accompanying notes are an integral part of these financial statements

HOMELAND RESOURCES LTD.
STATEMENT OF STOCKHOLDERS’ (DEFICIT)

	Number of Shares	Amount	Paid in Capital	Accumulated (Deficit)	Total Stockholders’ (Deficit)
Balance, July 31, 2012	12,060,000	$1,206	$113,964	$(259,728)	$(144,558)
Share based compensation	100,000	10	79,990	-	80,000
Net loss	-	-	-	(334,026)	(334,026)
Balance, July 31, 2013	12,160,000	1,216	193,954	(593,754)	(398,584)
Share based compensation	-	-	-	-	-
Beneficial conversion feature on notes payable – related party	-	-	15,000	-	15,000
Net loss	-	-	-	(989,835)	(989,835)
Balance, July 31, 2014	12,160,000	$1,216	$208,954	$(1,583,589)	$(1,373,419)

(Restated to reflect September 30, 2014 5-to-1 reverse stock split)

The accompanying notes are an integral part of these financial statements.

HOMELAND RESOURCES LTD.
STATEMENTS OF CASH FLOWS

	Year Ended July 31, 2014	Year Ended July 31, 2013

OPERATING ACTIVITIES
Net loss	$(989,835)	$(334,026)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Depreciation, depletion and accretion	66,177	65,020
Impairment of crude oil and gas properties	770,631	-
Gain on conveyance of interest in crude oil and gas properties	(73,871)	-
Gain on forgiveness of debt	(1,211)	-
Share based compensation	-	80,000
Amortization of deferred financing costs	-	14,422
Change in non-cash working capital items:
Decrease (increase) in accounts receivable	15,000	(14,000)
Increase in accounts payable and accrued liabilities	141,385	87,345
Increase in accounts payable and accrued expenses – related party	42,000	42,000
Decrease in other assets	155	8,001
Net cash (used in) operating activities	(29,569)	(51,238)

INVESTING ACTIVITIES
Additions to interests in crude oil and gas properties	(182,204)	(157,325)
Proceeds from conveyance of interest in crude oil and gas properties	141,505	-
Net cash (used in) investing activities	(40,699)	(157,325)

FINANCING ACTIVITIES
Proceeds from notes payable	75,000	71,000
Proceeds from notes payable – related party	15,000	-
Repayment on notes payable – related party	(15,000)	-
Net cash provided by financing activities	75,000	71,000

Net increase (decrease) in cash	4,732	(137,563)
Cash, beginning of year	5,989	143,552
Cash, end of year	$10,721	$5,989

SUPPLEMENTAL CASH FLOW DISCLOSURES
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

NON CASH INVESTING AND FINANCING TRANSACTIONS
Forgiveness of Joint Interest Billing costs owed from conveyance of interest in crude oil and natural gas properties	$58,495	$-

The accompanying notes are an integral part of these financial statements.

HOMELAND RESOURCES LTD. NOTES TO FINANCIAL STATEMENTS JULY 31, 2014 AND 2013

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

Homeland Resources Ltd. (the “Company”) was incorporated under the laws of the State of Nevada on July 8, 2003. The Company’s principal historical activities had been the acquisition of a mineral property in the State of New Mexico. During the fiscal year ended July 31, 2010, the Company began to acquire working interests in a seismic exploration program as well as a drilling program in crude oil and natural gas properties in Oklahoma (Note 4).

Effective September 30, 2014, we amended our Articles of Incorporation to (i) decrease the number of authorized common stock from 500,000,000 to 100,000,000 with a par value of $0.0001 per share and (ii) to reverse split the number of outstanding shares on a 5-to-1 basis.

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

Over time, accretion of the liability will be recognized as an operating expense and the capitalized cost is depreciated over the expected useful life of the related asset. The Company's asset retirement obligations are related to the plugging, dismantlement, removal, site reclamation and similar activities of its crude oil and natural gas exploration activities.

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

DEFERRED FINANCING COSTS

At July 31, 2014 and July 31, 2013, the Company has recorded net deferred financing costs of $nil and $nil, respectively, related to common stock issued in connection with its borrowings. Such costs are deferred and amortized by the straight-line method over the life of the underlying borrowings. Amortization expense was $nil and $14,422 during 2014 and 2013, respectively. The Company has fully amortized the deferred financing costs related to prior periods as of July 31, 2014.

HOMELAND RESOURCES LTD. NOTES TO FINANCIAL STATEMENTS JULY 31, 2014 AND 2013

FAIR VALUE

The carrying amount reported in the balance sheet for cash, accounts receivable, accounts payable and accrued liabilities and accounts payable – related party approximates fair value because of the immediate or short-term maturity of these financial instruments.

FOREIGN CURRENCY

The Company’s functional and reporting currency is the United States dollar. Transaction amounts denominated in foreign currencies are translated at exchange rates prevailing at transaction dates. Carrying values of monetary assets and liabilities are adjusted at each balance sheet date to reflect the exchange rate at that date. Non-monetary assets and liabilities are translated at the exchange rate on the original transaction date. Gains and losses from restatement of foreign currency monetary assets and liabilities are included in the statement of operations. Revenues and expenses are translated at the rates of exchange prevailing on the dates such items are recognized in the statements of operations. Translation rate adjustments for the fiscal year ended July 31, 2014 were immaterial.

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

LOSS PER SHARE

Basic loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding during the periods presented (restated to reflect September 30, 2014 5-to-1 reverse stock split). Diluted loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. During the year ended July 31, 2014, the Company had no instruments outstanding that would have had a dilutive impact. During the year ended July 31, 2013, the Company did not include 50,000 stock options outstanding and exercisable for purposes of calculating diluted net loss per share, as the effect of their inclusion would be anti-dilutive. All shares issued from inception are considered outstanding for all periods presented.

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

HOMELAND RESOURCES LTD. NOTES TO FINANCIAL STATEMENTS JULY 31, 2014 AND 2013

CRUDE OIL AND NATURAL GAS PROPERTIES

The Company follows the full cost accounting method to account for crude oil and natural gas properties, whereby costs incurred in the acquisition, exploration and development of crude oil and natural gas reserves are capitalized. Such costs include lease acquisition, geological and geophysical activities, rentals on non-producing leases, drilling, completing and equipping of crude oil and natural gas wells and administrative costs directly attributable to those activities and asset retirement costs. Disposition of crude oil and natural gas properties are accounted for as a reduction of capitalized costs, with no gain or loss recognized unless such adjustment would significantly alter the relationship between capital costs and proved reserves of crude oil and natural gas, in which case the gain or loss is recognized to income.

The capitalized costs of crude oil and natural gas properties, excluding unevaluated and unproved properties, are amortized using the units-of-production method based on estimated proved recoverable crude oil and natural gas reserves. Amortization of unevaluated and unproved property costs begins when the properties become proved or their values become impaired. Impairment of unevaluated and unproved prospects is assessed periodically based on a variety of factors, including management’s intention with regard to future exploration and development of individually significant properties and the ability of the Company to obtain funds to finance such exploration and development.

Under full cost accounting rules for each cost center, capitalized costs of evaluated crude oil and natural gas properties, including asset retirement costs, less accumulated amortization and related deferred income taxes, may not exceed an amount (the “cost ceiling”) equal to the sum of (a) the present value of future net cash flows from estimated production of proved crude oil and natural gas reserves, based on current economic and operating conditions, discounted at 10%, plus (b) the cost of properties not being amortized, plus (c) the lower of cost or estimated fair value of any unproved properties included in the costs being amortized, less (d) any income tax effects related to differences between the book and tax basis of the properties involved. If capitalized costs exceed this limit, the excess is charged to earnings.

Given the volatility of crude oil and natural gas prices, it is reasonably possible that the estimate of discounted future net cash flows from proved crude oil and natural gas reserves could change in the near term. If crude oil and natural gas prices decline in the future, even if only for a short period of time, it is possible that additional impairments of crude oil and natural gas properties could occur. In addition, it is reasonably possible that additional impairments could occur if costs are incurred in excess of any increases in the present value of future net cash flows from proved crude oil and natural gas reserves, or if properties are sold for proceeds less than the discounted present value of the related proved crude oil and natural gas reserves.

REVENUE RECOGNITION

The Company recognizes crude oil and natural gas revenue when production is sold at a fixed or determinable price, persuasive evidence of an arrangement exists, delivery has occurred and title has transferred, and collectability is reasonably assured.

ACCOUNTS RECEIVABLE

Accounts receivable consists of amounts receivable from crude oil and natural gas sold from the Company’s well interests. As of July 31, 2014 and July 31, 2013, the Company’s accounts receivable amounted to $4,000 and $19,000, respectively, all of which was due from one party, the operator of its crude oil and natural gas properties. Management believes this amount to be fully collectible. The Company will continue to monitor amounts receivable for collectability on a periodic basis.

HOMELAND RESOURCES LTD. NOTES TO FINANCIAL STATEMENTS JULY 31, 2014 AND 2013

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

SHARE BASED COMPENSATION

The Company uses the Black-Scholes option-pricing model and the straight-line attribution approach to determine the fair-value of stock-based awards in accordance with FASB ASC 718, “Compensation.” The option-pricing model requires the input of highly subjective assumptions, including the option’s expected life and the price volatility of the underlying stock. The Company’s expected term represents the period that stock-based awards are expected to be outstanding and is determined based on historical experience of similar awards, giving consideration to the contractual terms of the stock-based awards, vesting schedules and expectations of future employee behavior as influenced by changes to the terms of its stock-based awards. The expected stock price volatility is based on the Company’s historical stock prices.

RECENTLY ISSUED ACCOUNTING STANDARDS

In July 2013, the FASB issued ASU No. 2013-11 “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carry-Forward, a Similar Tax Loss, or a Tax Credit Carry-Forward Exists” (“ASU 2013-11”). ASU 2013-11 addresses the diversity in practice that exists for the balance sheet presentation of an unrecognized tax benefit when a net operating loss carry-forward, a similar tax loss, or a tax credit carry-forward exists. ASU 2013-11 requires that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carry-forward, a similar tax loss, or a tax credit carry-forward. ASU No. 2013-11 is effective for our fiscal quarter ending October 31, 2014. ASU 2013-11 impacts balance sheet presentation only. We do not anticipate that the adoption of ASU No 2013-11 will have a material impact on the Company’s financial statements.

In May 2014, FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which converges the FASB and the International Accounting Standards Board standard on revenue recognition. Areas of revenue recognition that will be affected include, but are not limited to, transfer of control, variable consideration, allocation of transfer pricing, licenses, time value of money, contract costs and disclosures. This is effective for the fiscal years and interim reporting periods beginning after December 15, 2016. We are currently evaluating the impact that the adoption of ASU 2014-09 will have on our consolidated financial statements or related disclosures.

In June 2014, the FASB issued ASU No. 2014-10 “Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation” (“ASU 2014-10”). ASU 2014-10 addresses the cost and complexity associated with the incremental reporting requirements for development stage entities, such as startup companies, without compromising the availability of relevant information and eliminates an exception provided to development stage entities in Topic 810, Consolidation, for determining whether an entity is a variable interest entity on the basis of the amount of investment equity that is at risk. The Company elected to apply ASU 2014-10 for our fiscal quarter year ended July 31, 2014. ASU 2014-10 impacts financial statement presentation only and removes the requirement to present additional inception-to-date information.

HOMELAND RESOURCES LTD. NOTES TO FINANCIAL STATEMENTS JULY 31, 2014 AND 2013

In June 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-12, Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period, which provides guidance requiring that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. This is effective for the fiscal years and interim reporting periods beginning after December 15, 2015. We are currently evaluating the impact that the adoption of ASU 2014-12 will have on our consolidated financial statements or related disclosures.

In August 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-15, “Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern” (“ASU 2014-15”). ASU 2014-15 is intended to define management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. Specifically, ASU 2014-15 provides a definition of the term substantial doubt and requires an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). It also requires certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans and requires an express statement and other disclosures when substantial doubt is not alleviated. The new standard will be effective for reporting periods beginning after December 15, 2016, with early adoption permitted. The Company will evaluate the going concern considerations in this ASU; however, as of the current period, management believes that is current disclosures meet the requirement under this ASU.

NOTE 2 – CONCENTRATIONS

The Company recorded 100%, of its revenues from the operator of its crude oil and natural gas properties during the fiscal years ended July 31, 2014 and 2013.

NOTE 3 – BASIS OF ACCOUNTING AND GOING CONCERN

The accompanying financial statements have been prepared on the basis of accounting principles applicable to a going concern, which contemplates the realization of assets and extinguishment of liabilities in the normal course of business. As shown in the accompanying balance sheet, the Company has accumulated a deficit of $1,583,589 through July 31, 2014, and current liabilities exceeded current assets by $1,417,635 at July 31, 2014. We had planned further participation in drilling and seismic operations; however, during the year ended July 31, 2014, the results of the Phase-1 exploration program in which we participated, were primarily unsuccessful. Of six wells in which we participated in drilling, five were deemed to be uneconomic. We do not anticipate that we will be able to make additional expenditures relating to our share of continuing drilling programs. We will need to raise equity or borrow additional capital to fund any further participation in drilling activities. If additional financing is not available, we will be compelled to reduce the scope of our business activities further. If we are unable to fund our operating cash flow needs and planned capital investments, it may be necessary to sell all or a portion of our remaining interests in our crude oil and natural gas properties. These factors among others may indicate that the Company may be unable to continue in existence. The Company's financial statements do not include any adjustments related to the realization of the carrying value of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence. The Company's ability to establish itself as a going concern is dependent upon its ability to obtain additional financing. Management believes that they can be successful in obtaining debt and/or equity financing which will enable the Company to continue in existence and establish itself as a going concern.

NOTE 4 – CRUDE OIL AND NATURAL GAS PROPERTIES

The aggregate amount of capitalized costs related to our crude oil and natural gas properties and the aggregate amount of accumulated depletion and impairment as of July 31, are as follows;

HOMELAND RESOURCES LTD. NOTES TO FINANCIAL STATEMENTS JULY 31, 2014 AND 2013

	2014	2013
Crude oil and Natural gas Properties
Washita Bend 3D Exploration Project	$-	$579,818
2010-1 Drilling Program	-	39,163
Total Crude oil and Natural gas Properties – not subject to amortization	-	618,981

Crude oil and Natural gas Properties subject to amortization	956,487	344,297
Asset Retirement Cost	3,661	3,191
Less: Accumulated Impairment	(770,631)	-
Less: Accumulated Depletion	(140,996)	(140,647)
Total	$48,521	$825,822

Depletion

Under the full cost method, depletion is computed on the units of production method based on proved reserves estimates or upon reasonable estimates where proved reserves have not yet been established due to the recent commencement of production. Depletion expense recognized was $65,878 and $64,750 for the years ended July 31, 2014 and 2013, respectively.

Impairments

Under the full cost method, the Company is subject to a ceiling test. This ceiling test determines whether there is impairment to the proved properties. The impairment amount represents the excess of capitalized costs over the present value, discounted at 10%, of the estimated future net cash flows from the proven crude oil and natural gas reserves plus the cost, or estimated fair market value.

As of July 31, 2014, we have recorded total impairment expense of $770,631 of which $463,550 relates to the relative value of seven wells worth of seismic data, forfeited due to our failure to participate in the drilling of a total of eight wells in the Phase-I exploration program as described above. Additional impairment expense of $307,081 was incurred in connection with capitalized costs exceeding ceiling test limits.

There were no impairments recorded for the year ended July 31, 2013.

NOTE 5 – ASSET RETIREMENT OBLIGATIONS

As of July 31, 2014, the Company recognized the future cost to plug and abandon its wells over the estimated useful lives of the wells. The liability for the fair value of an asset retirement obligation with a corresponding increase in the carrying value of the related long-lived asset is recorded at the time a well is cased and being made ready for production. The Company amortizes the amount added to the crude oil and natural gas properties and will recognize accretion expense in connection with the discounted liability over the remaining life of the respective well. The estimated liability is based on historical experience in plugging and abandoning wells, estimated useful lives based on engineering studies, external estimates as to the cost to plug and abandon wells in the future and federal and state regulatory requirements. The liability is a discounted liability using a credit-adjusted risk-free rate of 7.5%.

Revisions to the liability could occur due to changes in plugging and abandonment costs, well useful lives or if federal or state regulators enact new guidance on the plugging and abandonment of wells.

HOMELAND RESOURCES LTD. NOTES TO FINANCIAL STATEMENTS JULY 31, 2014 AND 2013

The Company will amortize the amount added to crude oil and natural gas properties and will recognize accretion expense in connection with the discounted liability over the remaining useful lives of the respective wells.

The information below reflects the change in the asset retirement obligations during the years ended July 31:

	2014	2013
Balance, beginning of year	$3,875	$3,605
Liabilities assumed	1,641	-
Revisions	(1,509)	-
Accretion expense	299	270
Balance, end of year	$4,306	$3,875

The reclamation obligation relates to the Gehrke#1-24, Jack#1-13, and Bunch #1-17 wells located in Oklahoma. The present value of the reclamation liability may be subject to change based on management’s current estimates, changes in remediation technology or changes in applicable laws and regulations. Such changes will be recorded in the accounts of the Company as they occur.

NOTE 6 – NOTES PAYABLE

Notes payable consisted of the following as of July 31:

	2014	2013
Radium Ventures 6.5% (A)	$55,000	$55,000
Radium Ventures 6.5% (B)	50,000	50,000
Radium Ventures 6.5% demand loans (C)	146,000	71,000
Radium Ventures 7.5% (D)	604,709	604,709
Total	$855,709	$780,709

The accrued interest expense related to these notes amounted to $212,806 and $151,431 at July 31, 2014 and 2013, respectively, and has been included in accounts payable and accrued liabilities on the Company’s balance sheet. The Company has recorded interest expense related to these notes of $61,375 and $53,073 for the periods, July 31, 2014 and 2013, respectively. On July 8, 2014 Radium Ventures assigned $825,709 in principal and $205,982 in accrued interest to 18 investors. These amounts were subsequently converted into 19,058,314 shares of our common stock at various prices on various dates in August 2014. Radium Ventures retained $53,186 in principal and accrued interest, which was converted into 1,003,514 shares of our common stock in August 2014.

(A)	In April 2010, the Company executed a loan agreement with Radium, for $55,000 at an interest rate of 6.5% per annum for a period of two years. The proceeds were used for working capital in connection with the Company’s exploration programs. The note was unsecured and was past due as of July 31, 2014. This note was converted into shares of our common stock in August, 2014. (Notes 8 and 12)

(B)	In May 2010, the Company executed a loan agreement with Radium, for $50,000 at an interest rate of 6.5% per annum for a period of two years. The proceeds of the loan were used for working capital in connection with the Company’s exploration programs. The loan was unsecured and was past due at July 31, 2014. These notes were converted into shares of our common stock in August, 2014. (Notes 8 and 12)

HOMELAND RESOURCES LTD. NOTES TO FINANCIAL STATEMENTS JULY 31, 2014 AND 2013

(C)	On April 30, 2013, Radium Ventures advanced the Company $31,000 under the terms of a two-year 6.5%, promissory note. The note is unsecured, payable upon demand and can be repaid at any time. The proceeds of this note were used as working capital in connection with our exploration programs. This note was converted into shares of our common stock in August, 2014. (Notes 8 and 12)

On July 26, 2013, Radium Ventures advanced the Company $40,000 under the terms of a two-year 6.5%, promissory note. The note is unsecured, payable upon demand and can be repaid at any time. The proceeds of this note were used as working capital in connection with our exploration programs. This note was converted into shares of our common stock in August, 2014. (Notes 8 and 12)

On August 12, 2013 Radium Ventures advanced the Company $45,000 under the terms of a two-year 6.5%, promissory note. The note is unsecured, payable upon demand and can be repaid at any time. The proceeds of this note were used as working capital in connection with our exploration programs. This note was converted into shares of our common stock in August, 2014. (Notes 8 and 12)

On September 6, 2013, Radium Ventures advanced the Company $30,000 under the terms of a two-year 6.5%, promissory note. The note was unsecured, payable upon demand and could be repaid at any time. The proceeds of this note were used as working capital in connection with our exploration programs. This note was converted into shares of our common stock in August, 2014. (Notes 8 and 12)

(D)	In May 2010, the Company signed a loan agreement with Radium, to receive up to $1,000,000 by way of advances available through December 31, 2011. The advances will be subject to an interest rate of 7.5% per annum. The Company also committed to issue to Radium 10,000 restricted common shares per each $100,000 advanced (Note 8). All amounts advanced were payable within 36 months. As of July 31, 2014, all of these advances were past due. Amounts outstanding under this credit facility were converted into shares of our common stock in August 2014. (Notes 8 and 12)

HOMELAND RESOURCES LTD. NOTES TO FINANCIAL STATEMENTS JULY 31, 2014 AND 2013

NOTE 7 – DEFERRED FINANCING COSTS

During the fiscal year ended July 31, 2014, the Company did not record any charges related to deferred financing fees. During the fiscal years ended July 31, 2011 and July 31, 2010, the Company recorded $38,050 and $4,500, respectively, in deferred financing costs in connection with the issuance of 50,000 shares of its common stock to Radium (Note 8). The Company considered ASC 835-30, Interest – Imputation of Interest in recording these amounts. The Company recognizes debt issue costs on the balance sheet as deferred charges and amortizes the balance over the term of the related debt. The Company amortized $nil and $14,422 of deferred financing costs for the fiscal years ended July 31, 2014 and 2013, respectively. As of July 31, 2014, all deferred financing costs had been fully amortized.

NOTE 8 – STOCKHOLDERS’ (DEFICIT)

Effective September 30, 2014, we amended our Articles of Incorporation to (i) decrease the number of authorized common stock from 500,000,000 to 100,000,000 with a par value of $0.0001 per share and (ii) to reverse split the number of outstanding shares on a 5-to-1 basis.

As of July 31, 2014, the Company had no shares of preferred stock outstanding and 12,160,000 shares of common stock outstanding.

There were no issuances of common shares or preferred shares during the year ended July 31, 2014.

During the year ended July 31, 2013, the Company issued 100,000 shares of its common stock in connection with the appointment of its Chief Financial Officer and Chief Operating Officer at $0.80 per share. In connection with the issuance of these shares, we have recorded compensation expense of $80,000 which was included in general and administrative expense on our statement of operations.

In August 2014, 20,061,828 shares our common stock were issued to 18 investors and to Radium Ventures related to the conversion of $855,709 in outstanding principal and $207,568 and accrued interest. (Notes 6 and 12)

NOTE 9 – STOCK BASED COMPENSATION

During the years ended July 31, 2014 and 2013, we did not issue any options to purchase our common shares.

A summary of activity for the year ended July 31, 2014 is as follows:

	Number of Shares	Weighted Average Exercise Price	Remaining Contractual Term
Options outstanding —July 31, 2012	50,000	$0.90	-
Options exercisable — July 31, 2012	50,000	$0.90	1.75
Granted	-	-	-
Forfeited	-	-	-
Expired	-	-	-
Options outstanding — July 31, 2013	50,000	$0.90	-
Options exercisable — July 31, 2013	50,000	$0.90	0.75
Granted	-	-	-
Forfeited	-	-	-
Expired	(50,000)	$0.90	-
Options outstanding — July 31, 2014	-	$-	-
Options exercisable — July 31, 2014	-	$-	-

HOMELAND RESOURCES LTD. NOTES TO FINANCIAL STATEMENTS JULY 31, 2014 AND 2013

All options granted during the 2012 period vested 100% as of the date of grant. Options expired two years from the date of grant in April 2014 and are non-transferable. At July 31, 2014 and 2013, the total intrinsic value of options outstanding and exercisable was $nil and $nil, respectively.

In connection with the issuance of the options to purchase its common shares the Company recorded share based compensation of $nil for the year ended July 31, 2014 and $nil for the corresponding prior period. This amount was included as a component of general and administrative expense in the Company’s statement of operations.

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

The Company had net operating loss carryforwards available to offset future taxable income approximating $645,338 as of July 31, 2014. The Company has determined that realization of a deferred tax asset that has resulted from the net operating losses is not likely and therefore a full valuation allowance has been recorded against this deferred income tax asset. There are no other material deferred tax positions recorded by the Company.

The Company does not have an accrual for uncertain tax positions as of July 31, 2014 and 2013. If interest and penalties were to be assessed, it would charge interest to interest expense, and penalties to other operating expense. It is not anticipated that unrecognized tax benefits would significantly increase or decrease within 12 months of the reporting date.

Income tax expense (benefit) for the years ended July 31 consists of the following:

	2014	2013
Current Taxes	$-	$-
Deferred Taxes	(60,971)	(88,909)
Less: valuation allowance	60,971	88,909
Net income tax provision (benefit)	$-	$-

The effective income tax rate for year ended July 31, is the same as the U.S. Federal statutory income tax rate due to the following:

	2014		2013
Federal statutory income tax rate	(35%	)	(35%	)
State income taxes, net of federal benefit	-%		-%
Valuation allowance	35%		35%
Net effective income tax (benefit) rate	-%		-%

HOMELAND RESOURCES LTD. NOTES TO FINANCIAL STATEMENTS JULY 31, 2014 AND 2013

The components of the deferred tax assets and liabilities as of July 31 are as follows:

	2014	2013
Deferred tax assets:
Federal and state net operating loss carryovers	$225,868	$164,897
Deferred tax assets	225,868	164,897

Deferred tax liabilities	-	-

Net deferred tax asset/(liability)	225,868	164,897
Less: valuation allowance	(225,868)	(164,897)

Deferred tax assets (liabilities), net	$-	$-

At July 31, 2014, the Company had a net operating loss carry forward of $580,773 that may be offset against future taxable income through 2034. These carry forwards are subject to review by the Internal Revenue Service.

The Company has fully reserved the $225,868 tax benefit of operating loss carry forwards by a valuation allowance of the same amount, because the likelihood of realization of the tax benefit cannot be determined. Of the total tax benefit, $164,897 is attributable to 2013.

Temporary differences between the time of reporting certain items for financial and tax reporting purposes consists primarily of exploration costs on undeveloped mineral properties.

The Company is not compliant with respect to filing its Federal and State income tax returns.

NOTE 11 – RELATED PARTY TRANSACTIONS

The Company received consulting services from a related party for the years ended July 31, 2014 and 2013 amounting to $42,000 and $42,000, respectively. Amounts outstanding to the related party as of July 31, 2014 and 2013 were $249,854 and $207,854, respectively, for the consulting services rendered as well as payments made to vendors on behalf of the Company. During the fiscal year ended July 31, 2014 the Company paid $19,472 to an entity owned by our Chief Financial Officer, Paul D. Maniscalco. Amounts paid are related to Mr. Maniscalco’s role as our Chief Operating and Chief Financial Officer. As of July 31, 2014, there were no amounts owed to this entity.

NOTE 12 – SUBSEQUENT EVENTS

On August 15, 2014, the Company issued 20,061,828 shares of its common stock to settle $1,063,277 in principal and accrued interest. (Notes 6 and 8)

On September 8, 2014 we issued a convertible promissory note in the principal amount of $88,500. Under the terms of the Convertible Note, the Company shall repay the principal amount of $88,500 plus interest at a rate of 8% per annum on June 12, 2015. We have the right to prepay the principal and accrued interest in full upon giving three trading days prior written notice by paying a premium of 15% if paid within 30 days of the issue date increasing by 5% per month to a maximum of 40% if paid within 180 days following the issue date, after which the Company has no further rights of prepayment of the Convertible Note.

At any time commencing 180 days from the date of issuance of the Convertible Note, the lender has the right to convert all or any portion of the outstanding and unpaid principal amount and interest of the Convertible Note into shares of the Company’s common stock at a conversion price equal to 61% of the average of the lowest five closing bid prices for the Company’s common stock during the 10 trading days prior to the conversion date, subject to a limitation that the lender and its affiliates cannot at any time hold, as a result of conversion, more than 4.9% of the outstanding common stock of the Company.

The Convertible Note contains anti-dilutive provisions and restrictions on the Company completing dilutive financing or sales of all or substantially all of its assets, it also includes customary conditions, representations and warranties.

In the event that the Company defaults in the payment of any amount due under the Convertible Note, the unpaid amount shall bear interest (“Default Interest”) at 22% per annum and defaults under certain provisions of the agreement can result in additional penalties of 50% or 100% of the amount outstanding with the higher amount applicable to situations where the Company refuses or hinders the issuance of shares on conversion of the Note or any portion thereof. (Note 12)

Effective September 30, 2014, we amended our Articles of Incorporation to (i) decrease the number of authorized common stock from 500,000,000 to 100,000,000 with a par value of $0.0001 per share and (ii) to reverse split the number of outstanding shares on a 5-to-1 basis (Note 8).

2014 Stock Option Plan

Effective October 8, 2014, we adopted the 2014 Stock Incentive Plan (the “2014 Plan"). The 2014 Plan allows us to grant certain options to our directors, officers, employees, and eligible consultants.

HOMELAND RESOURCES LTD. NOTES TO FINANCIAL STATEMENTS JULY 31, 2014 AND 2013

A total of 3,200,000 shares of our common stock are available for issuance under the 2014 Plan. We may increase the maximum aggregate number of shares that may be optioned and sold under the 2014 Plan provided the maximum aggregate number of shares that may be optioned and sold under the 2014 Plan shall at no time be greater than 15% of the total number of shares of common stock outstanding.

The 2014 Plan provides for the grant of incentive stock options and non-qualified stock options. Incentive stock options granted under the 2014 Plan are those intended to qualify as “incentive stock options” as defined under Section 422 of the Internal Revenue Code. However, in order to qualify as “incentive stock options” under Section 422 of the Internal Revenue Code, the 2014 Plan must be approved by our stockholders within 12 months of its adoption. The 2014 Plan has not been approved by our stockholders. Non-qualified stock options granted under the 2014 Plan are option grants that do not qualify as incentive stock options under Section 422 of the Internal Revenue Code.

Options granted under the 2014 Plan will be non-transferable, other than by will or the laws of descent and distribution. The 2014 Plan terminates on October 8, 2024, unless sooner terminated by action of our Board of Directors.

On October 23, 2014, we entered into a fiscal advisory agreement (the “Fiscal Advisory Agreement”) with Charles Flynn. Under the terms of the Fiscal Advisory Agreement, Mr. Flynn has agreed to introduce us to investment advisors, investment banks and institutional investors in Europe and the Middle East. In consideration of Mr. Flynn’s services, we issued 250,000 shares of our common stock to Mr. Flynn. The shares were issued pursuant to Regulation S promulgated under the Securities Exchange Act of 1933.

NOTE 13 – UNAUDITED CRUDE OIL and NATURAL GAS RESERVES INFORMATION

As of July 31, 2014 and 2013, 100% of the estimated crude oil and natural gas reserves presented herein were derived from a report prepared by independent petroleum engineering firm Harper and Associates, Inc.

Capitalized Costs Related to Crude oil and Natural gas Producing Activities

	July 31, 2014	July 31, 2013
Proved properties	$960,148	$347,488
Unproved properties	-	618,981
Total proved and unproved properties	960,148	966,469
Accumulated impairment	(770,631)	-
Accumulated depletion	(140,996)	(140,647)
Net capitalized cost	$48,521	$825,822

Proved Properties

Proved crude oil and natural gas reserves are the estimated quantities of crude oil and natural gas which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions.

As certain wells in which the Company maintains an ownership interest entered into production during the fiscal year ended July 31, 2014, the costs associated with these wells must be depleted and therefore have been classified as proved properties. The Company followed the guidance of Rule 4-10(c) (7) of SEC regulation S-X and Items 1201 and 1208 of Regulation related to classifying certain costs as proved.

Results of Operations

Results of operations for crude oil and natural gas producing activities during the years ended July 31:

	2014	2013
Revenues	$74,283	$113,747
Production costs	(9,764)	(13,784)
Depletion	(65,878)	(64,750)
ARO Accretion	(299)	(270)
Impairment	(770,631)	-
Results of operations (excluding corporate overhead)	$(772,289)	$34,943

Reserve Information

The following estimates of proved reserve and proved developed reserve quantities and related standardized measure of discounted net cash flow are estimates only, and do not purport to reflect realizable values or fair market values of the Company’s reserves. The Company emphasizes that reserve estimates are inherently imprecise and that estimates of new discoveries are more imprecise than those of producing crude oil and natural gas properties. Accordingly, these estimates are expected to change as future information becomes available. All of the Company’s reserves are located in the United States.

Future cash flows are computed by applying annual month-end average prices of crude oil to period-end quantities of proved crude oil reserves. Annual average market prices used for the standardized measures below were $99.02/barrel for liquids and $4.59/Mcf for natural gases. Future operating expenses and development costs are computed primarily by estimating the expenditures to be incurred in developing and producing the Company’s proved natural gas and crude oil reserves at the end of the period, based on period end costs and assuming continuation of existing economic conditions.

HOMELAND RESOURCES LTD. NOTES TO FINANCIAL STATEMENTS JULY 31, 2014 AND 2013

Future income taxes are based on period-end statutory rates, adjusted for tax basis and applicable tax credits. A discount factor of ten percent was used to reflect the timing of future net cash flows. The standardized measure of discounted future net cash flows is not intended to represent the replacement cost of fair value of the Company’s natural gas and crude oil properties. An estimate of fair value would also take into account, among other things, the recovery of reserves not presently classified as proved, anticipated future changes in prices and costs, and a discount factor more representative of the time value of money and the risks inherent in reserve estimate of natural gas and crude oil producing operations.

PROVED RESERVES

	July 31,	July 31,
	2014	2013
	(BOE)	(BOE)

Balance beginning of the year	5,387	6,111
Revisions of previous estimates	(1,976)	655
Extensions and discoveries	2,471	-
Sales of reserves in place	(3,464)	-
Improved recovery	-	-
Purchase of reserves	-	-
Production	(1,001)	(1,379)
Balance end of the year	1,417	5,387

During the fiscal year ended July 31, 2014, upward revisions to remaining potential production quantities were experienced. Revisions to estimates in quantity reserves were primarily attributable to increases in estimated production volumes reduced by actual production volumes, coupled with decreases in realized pricing effected by production volumes incurred. The Company had no unproved reserves at July 31, 2014 or 2013.

Standardized Measure of Discounted Future Net Cash Flow

	July 31,	July 31,
	2014	2013
Future cash inflows	$118,920	$417,930
Future production and development costs	(60,260)	(137,750)
Future net cash flows	58,660	280,180
10% annual discount for estimated timing of cash flows	(13,800)	(68,960)
Standardized measure of discounted future net cash flows	$44,860	$211,220

Sources of Changes in Discounted Future Net Cash Flows

	July 31,	July 31,
	2014	2013
Standardized measure of discounted future net cash flows at the
beginning of the year	$211,220	$288,046
Sales of crude oil and natural gas net of production cost	(64,519)	(99,963)
Net change in sales price, net of production cost	(4,558)	18,016
Discoveries, extensions and improved recoveries, net of future development costs	58,585	-
Change in future development costs	-	-
Development costs incurred in the current period that reduced future development cost	-	-
Sales of reserves in place	(149,122)	-
Revisions of previous estimates	(9,784)	(2,097)
Accretion of discount	5,281	7,218
Purchase of reserves	-	-
Changes in timing and rates of production	(2,243)	-
Standardized measure of discounted future net cash flows at the end of the year	$44,860	$211,220

ITEM 9.                CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no changes in or disagreements with accountants during the fiscal years ended July 31, 2014 and 2013.

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

Rule 15d-15 under the Exchange Act requires us to carry out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of July 31, 2014, being the date of our most recently completed fiscal year end.  This evaluation was conducted by President and Chief Financial Officer.  Based on this evaluation we have concluded that the design and operation of our disclosure controls and procedures are not effective giving rise to the following significant deficiencies:

  There is an inherent lack of segregation of duties with respect to certain transactions involving cash and accounts payable.
  Our Chief Financial Officer was the sole officer of the Company for a portion of the fiscal year.

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

Our President and Chief Financial Officer have assessed the effectiveness of our internal controls over financial reporting as of July 31, 2014.  In making this assessment, the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), (1992 Version).

In conducting the evaluation, Our President and Chief Financial Officer considered advice from our Independent Registered Public Accounting Firm, StarkSchenkein, LLP (“StarkSchenkein”). StarkSchenkein indicates that there may be significant deficiencies in our internal controls over financial reporting.  Specifically, the following potential deficiencies have been noted:

  We do not have proper segregation of duties with respect to certain transactions involving cash and accounts payable.
  Our Chief Financial Officer Paul D. Maniscalco, served as the sole officer of the Company for a portion of the fiscal year after the resignation of Armando Garcia on May 28, 2014 and prior to the appointment of Thomas Campbell as President on July 31, 2014.

As a result of this deficiency in our internal controls, our President and Chief Financial Officer concluded further that the design and operation of our disclosure controls and procedures may not be effective and that our internal control over financial reporting was not effective.

Our Executive Officers also considered various mitigating factors in making this determination.  Our Officers also noted that we are still evaluating and implementing changes in our internal controls in response to the requirements of Sarbanes Oxley §404.  During fiscal year ending July 31, 2015, we will continue to implement appropriate changes as they are identified, including changes to remediate the significant deficiencies in our internal controls. There can be no guarantee that we will be successful in making these changes as they may be considered cost prohibitive.

ITEM 9B.             OTHER INFORMATION

None.

PART III

ITEM 10.              DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information about our directors and officers follows:

Name	Age	Position and Term of Office
Thomas Campbell	67	President and Director
Paul D. Maniscalco	45	Chief Financial Officer
David St. James	41	Secretary, Treasurer and Director

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

Set forth below is a brief description of the recent employment and business experience of our directors and officers:

Thomas Campbell, 67, has been the President and Director of the Company since July 29, 2014.  Mr. Campbell retired in February 2012 after having served as the general manager of Winroc SPI, a construction materials supplied based in Tucson, Arizona, for five years.  He had worked for Winroc SPI in other capacities since 1981.

Paul Maniscalco, 45, has been an officer of the Company since January 23, 2013. Since 2006, Mr. Maniscalco, has been a Principal with SJM Financial and Accounting, an accounting and business advisory services firm, located in Englewood, Colorado. Prior to joining SJM, Mr. Maniscalco was a Senior Audit Manager with Sherb & Co., LLP located in Boca Raton, Florida.  Mr. Maniscalco has Big 4 accounting firm as well as regional CPA firm background and is experienced in financial statement preparation, SEC reporting, corporate governance, financial analysis and due diligence. Mr. Maniscalco currently works with several E&P industry entities.

David St. James, 41, joined the Company as a Director on July 29, 2014. Mr. St. James is an inventor and businessman based in Las Vegas, Nevada.  He has been involved in various aspects of the automotive industry, including product development, service and repair.  His most recent invention is a supercharger for internal combustion engines that dramatically increases their efficiency.  Mr. St. James was the president and a director of XLR Medical Corporation, a public company then engaged in medical imaging, from January 2009 to January 2012.

Terms Of Office

Our directors are elected to hold office until the next annual meeting of the shareholders and until their respective successors have been elected and qualified. Our executive officers are appointed by our board of directors and hold office until removed by our board of directors or until their successors are appointed.

Audit Committee and Audit Committee Financial Expert

Our Board of Directors does not maintain a separately designated standing audit committee.  As a result, our entire Board of Directors acts as our audit committee.  Our Board of Directors does not have an audit committee charter.  None of our directors meets the definition of an "audit committee financial expert."  We may explore the appointment of a financial expert to our Board of Directors in the future; however, the cost of doing so may be prohibitive.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than 10% of our equity securities (collectively, the “Reporting Persons”), to file reports of ownership and changes in ownership with the SEC.  Reporting Persons are required by SEC regulations to furnish us with copies of all forms they file pursuant to Section 16(a).  Based on our review of the copies of such forms received by us, no other reports were required for those persons, and we believe that during the year ended July 31, 2014, all Reporting Persons complied with all Section 16(a) filing requirements applicable to them.

Code of Ethics

We adopted a Code of Ethics applicable to our officers and directors which is a “code of ethics” as defined by applicable rules of the SEC. Our code of ethics is attached as an exhibit to this Annual Report for the year ended July 31, 2014. If we make any amendments to our Code of Ethics other than technical, administrative, or other non-substantive amendments, or grant any waivers, including implicit waivers, from a provision of our Code of Ethics to our President, Treasurer, or certain other finance executives, we will disclose the nature of the amendment or waiver, its effective date and to whom it applies in a current report on Form 8-K filed with the SEC.

Audit Committee

We do not have an Audit Committee at this time.

ITEM 11.              EXECUTIVE COMPENSATION

The following table sets forth the remuneration of our principal executive officer and principal accounting officer during the fiscal years ended July 31, 2014 and 2013.  Certain columns as required by the regulations of the Securities and Exchange Commission have been omitted as no information was required to be disclosed under those columns.

SUMMARY COMPENSATION TABLE
Name & Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compen- sation ($)	Nonqualified Deferred Compen- sation Earnings ($)	All Other Compen- sation ($)	Total ($)
Armando Garcia – Former President(1)	2014 2013	$0 $19,260	$0 $0	$0 $0	$0 $0	$0 $0	$0 $0	$0 $0	$0 $19,260
Thomas Campbell – President(2)	2014 2013	$0 $0	$0 $0	$0 $0	$0 $0	$0 $0	$0 $0	$0 $0	$0 $0
Paul D. Maniscalco – Chief Operating Officer	2014 2013	$49,472(3) $35,223(4)	$0 $0	$0 $80,000(5)	$0 $0	$0 $0	$0 $0	$0 $0	$49,472 $115,223
Notes:
(1)	Mr. Garcia resigned as President, Secretary and director effective May 28, 2014.
(2)	Mr. Campbell was appointed on July 31, 2014.
(3)	Included herein are cash payments made of $19,472 to SJM Holdings, Inc. an entity owned by Mr. Maniscalco which payments are issued in connection with services provided related to his role and Chief Financial Officer. In addition $30,000 has been accrued as wages related to his monthly salary of $2,500.
(4)	Included herein are cash payments of $19,578 to SJM Holdings, Inc., an entity owned by Mr. Maniscalco, which payments are issued in connection with services provided related to his role as our Chief Financial Officer. In addition, $15,645 has been accrued as wages related to his monthly salary of $2,500.
(5)	On January 23, 2013, Mr. Maniscalco was granted 100,000 shares of our common stock, valued at $0.80 per share, in connection with his appointment as Chief Operating Officer and Chief Financial Officer.

We have no employment agreements with our executive officers.  We do not pay compensation to our directors for attendance at meetings.  We reimburse the directors for reasonable expenses incurred during the course of their performance.  We do not have any compensation plans.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

Name	Number of Securities Underlying Unexercised Options (#) exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price ($)	Option Expiration Date
(1)	-0-	-0-	-0-	-0-	-
Notes:
(1)	As of July 31, 2014 there were no outstanding equity awards. 50,000 options to purchase our common shares at $0.90 as issued to Armando Garcia a previous officer and director of the Company expired on April 2, 2014.

The following table sets forth compensation of our directors, other than Armando Garcia and Thomas Campbell whose compensation is disclosed above, for the last completed fiscal year ended July 31, 2014.  Mr. Garcia did not receive any additional compensation for serving as a director.

DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash(1) ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Thomas Campbell	$0	$0	$0	$0	$0	$0	$0
David St. James	$0	$0	$0	$0	$0	$0	$0
Heriberto Levy Lindsay	$0	$0	$0	$0	$0	$0	$0

ITEM 12.              SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

EQUITY COMPENSATION PLANS

As of our fiscal year ended July 31, 2014, we had no equity compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance.

Equity Compensation Plan Information

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in column (a)) (c)
Equity Compensation Plans Approved By Security Holders	Not Applicable	Not Applicable	Not Applicable
Equity Compensation Plans Not Approved By Security Holders	Not Applicable	Not Applicable	Not Applicable

2014 Stock Option Plan

Effective October 8, 2014, we adopted the 2014 Stock Incentive Plan (the “2014 Plan"). The 2014 Plan allows us to grant certain options to our directors, officers, employees, and eligible consultants. The purpose of the 2014 Plan is to enhance our long-term stockholder value by offering opportunities to our directors, officers, employees, and eligible consultants to acquire and maintain stock ownership in us in order to give these persons the opportunity to participate in our growth and success, and to encourage them to remain in our service.

The 2014 Plan allows us to grant options to our officers, directors, and employees.  In addition, we may grant options to individuals who act as our consultants, so long as those consultants do not provide services connected to the offer or sale of our securities in capital raising transactions and do not directly or indirectly promote or maintain a market for our securities.

A total of 3,200,000 shares of our common stock are available for issuance under the 2014 Plan. We may increase the maximum aggregate number of shares that may be optioned and sold under the 2014 Plan provided the maximum aggregate number of shares that may be optioned and sold under the 2014 Plan shall at no time be greater than 15% of the total number of shares of common stock outstanding.

The 2014 Plan provides for the grant of incentive stock options and non-qualified stock options. Incentive stock options granted under the 2014 Plan are those intended to qualify as “incentive stock options” as defined under Section 422 of the Internal Revenue Code. However, in order to qualify as “incentive stock options” under Section 422 of the Internal Revenue Code, the 2014 Plan must be approved by our stockholders within 12 months of its adoption. The 2014 Plan has not been approved by our stockholders. Non-qualified stock options granted under the 2014 Plan are option grants that do not qualify as incentive stock options under Section 422 of the Internal Revenue Code.

Options granted under the 2014 Plan are non-transferable, other than by will or the laws of descent and distribution.

The 2014 Plan terminates on October 8, 2024, unless sooner terminated by action of our Board of Directors.  No option is exercisable by any person after such expiration. If an award expires, terminates or is canceled, the shares of our common stock not purchased thereunder shall again be available for issuance under the 2014 Plan.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of November 12, 2014 by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) each of our directors and each of our named executive officers (as defined under Item 402(m)(2) of Regulation S-K), and (iii) officers and directors as a group. Unless otherwise indicated, the shareholders listed possess sole voting and investment power with respect to the shares shown.

Title of Class	Name and Address of Beneficial Owner	Number of Shares of Common Stock	Percentage of Common Stock(1)
DIRECTORS AND OFFICERS
Common Stock	Thomas Campbell President and Director	2,860,000 (direct)	8.9%
Common Stock	Paul D. Maniscalco Chief Financial Officer	80,000 (direct)	*
Common Stock	David St. James Secretary, Treasurer and Director	Nil	*
Common Stock	All Officers and Directors as a Group (3 persons)	18,471,242	9.1%
5% STOCKHOLDERS
Common Stock	Thomas Campbell 1155 W. Calle Fuente De Carino (Street) Sahuarita, AZ, 85629	2,860,000 (direct)	8.9%

 Notes:
* Represents less than 1%.
(1)	Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding. As of November 12, 2014, there were 32,221,828 shares of our common stock issued and outstanding.

ITEM 13.              CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Transactions

Except as disclosed below, none of the following parties has, during our last two fiscal years, had any material interest, direct or indirect, in any transaction with us or in any presently proposed transaction that has or will materially affect us, in which the Company is a participant and the amount involved exceeds the lesser of $120,000 or 1% of the average of the Company’s total assets for the last two completed fiscal years:

(i)	Any of our directors or officers;
(ii)	Any person proposed as a nominee for election as a director;
(iii)	Any person who beneficially owns, directly or indirectly, shares carrying more than 5% of our outstanding shares of common stock;
(iv)	Any of our promoters; and
(v)	Any relative or spouse of any of the foregoing persons who has the same house as such person.

As of July 31, 2014, we owed $249,854 to Downtown Consulting, Inc., which is considered to be a related party, for consulting services rendered as well as payments made to vendors on our behalf.

During the fiscal year ended July 31, 2014, we made payments of $19,472 to SJM Holdings, Inc. (“SJM”).  SJM is an entity owned by Paul D. Maniscalco, our Chief Financial Officer. Payments made to SJM were made in connection services provided by Mr. Maniscalco as our Chief Financial Officer.

On October 11, 2013, we borrowed $15,000 from two lenders - $7,500 from our Chief Financial Officer, Paul D. Maniscalco, and $7,500 from an individual investor, in order to pay expenditures relating to our share of the drilling programs.  The short term notes bear interest at 15% per annum, and principal and interest are due and payable in six equal installments commencing on February 1, 2014.  The notes are convertible into shares of our common stock at $0.10 per share at (a) the election of the noteholders, (b) at any time after maturity, or (c) upon the event of default.  On October 11, 2013, the closing price of our stock was $0.20 per share. These notes were repaid in full in June 2014.

As of the date of this report, other than the transactions described above, there are no, and have not been any since inception, material agreements or proposed transactions, whether direct or indirect, with any of our directors or officers or principal security holder identified in Item 12 above, or any relative or spouse, or relative of such spouse, of the above referenced persons.

Director Independence

Our common stock is quoted on the OTCQB, which does not have director independence requirements.  Under NASDAQ Rule 5605(a)(2), a director is not considered to be independent if he or she is also an executive officer or employee of the corporation.  All of our directors are also officers of the Company.  As a result, we do not have any independent directors.

As a result of our limited operating history and minimal resources, our management believes that it will have difficulty in attracting independent directors.  In addition, we would likely be required to obtain directors and officers insurance coverage in order to attract and retain independent directors.  Our management believes that the costs associated with maintaining such insurance is prohibitive at this time.

ITEM 14.              PRINCIPAL ACCOUNTING FEES AND SERVICES

The fees billed for professional services rendered by our principal accountant are as follows:

FISCAL	AUDIT	AUDIT-RELATED
YEAR	FEES	FEES	TAX FEES	ALL OTHER FEES
2013	$38,500	-0-	-0-	-0-
2014	$47,000	-0-	-0-	-0-

Pre-Approval Policies and Procedures

Our directors must pre-approve any use of our independent accountants for any non-audit services.  All services of our auditors are approved by our directors and are subject to review by our directors.

PART IV

ITEM 15.              EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Regulation S-K Number	Exhibit
3.1	Articles of Incorporation (1)
3.2	Amendment to Articles of Incorporation (1)
3.3	Certificate of Change Pursuant to NRS 78.209 (2)
3.4	Certificate of Change Pursuant to NRS 78.209 (8)
3.5	Bylaws (1)
10.1	Notice of Mining Claims HR #1-6, recorded by Luna County, New Mexico, on March 24, 2004 (1)
10.2	Confirmation of Agreement with Leroy Halterman dated August 1, 2007 (1)
10.3	Loan Commitment Letter from Wellington Financial Corporation dated August 1, 2007 (1)
10.4	Notice of Intent to Hold the HR #1-6 Lode Mining Claims, filed with the Bureau of Land Management on August 15, 2007 (1)
10.5	Notice of Intent to Hold the HR #1-6 Lode Mining Claims recorded by Luna County, New Mexico, on August 17, 2007 (1)
10.6	Loan Commitment dated April 19, 2010 from Radium Ventures Corp. (3)
10.7	Loan Commitment dated May 11, 2010 from Radium Ventures Corp. (3)
10.8	Loan Agreement dated May 15, 2010 from Radium Ventures Corp. (3)
10.9	Loan Agreement dated April 19, 2013 from Radium Ventures Corp.(4)
10.10	Loan Agreement dated April 30, 2013 from Radium Ventures Corp. (5)
10.11	Loan Agreement dated June 26, 2013 from Radium Ventures Corp. (5)
10.12	Securities Purchase Agreement dated for reference September 8, 2014 between the Company and KBM Worldwide, Inc. (6)
10.13	Convertible Promissory Note dated for reference September 8, 2014 executed by the Company in favor of KBM Worldwide, Inc. (6)
10.14	Investor Relations Services Agreement dated September 16, 2014 with 1830012 Ontario Ltd. (operating as Circadian Group). (7)
10.15	2014 Stock Option Plan
10.16	Fiscal Advisory Agreement dated October 23, 2014, between the Company and Charles Flynn
14.1	Code of Ethics
23.1	Consent of Harper and Associates, Inc.
31.1	Rule 15d-14(a) Certification of Thomas Campbell
31.2	Rule 15d-14(a) Certification of Paul D. Maniscalco
32.1	Certification of Thomas Campbell Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002
32.2	Certification of Paul D. Maniscalco Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002
99.1	Report of Harper and Associates, Inc. dated November 3, 2014
101*	Financial statements from the Annual Report on Form 10-K of Homeland Resources Ltd. for the year ended July 31, 2014, formatted in XBRL: (i) the Balance Sheets; (ii) the Statements of Operations; (iii) the Statements of Cash Flows; (iv) the Statements of Stockholders’ Equity; and (v) the Notes to Financial Statements

(1)	Incorporated by reference to the exhibits to the registrant’s registration statement on Form SB-1 filed November 19, 2007, file number 333-147501.
(2)	Incorporated by reference to the exhibits to the registrant’s current report on Form 8-K filed June 29, 2009, file number 333-147501.
(3)	Incorporated by reference to the exhibits to the registrant’s current report on Form 8-K filed April 19, 2010, file number 333-147501
(4)	Incorporated by reference to the exhibits to the registrant’s quarterly report on Form 10-Q filed June 14, 2013, file number 333-147501

(5)	Incorporated by reference to the exhibits to the registrant’s annual report on Form 10-K filed October 29, 2013, file number 333-147501
(6)	Incorporated by reference to the exhibits to the registrant’s current report on Form 8-K filed September 16, 2014, file number 000-55282.
(7)	Incorporated by reference to the exhibits to the registrant’s current report on Form 8-K filed September 18, 2014, file number 000-55282.
(8)	Incorporated by reference to the exhibits to the registrant’s current report on Form 8-K filed September 30, 2014, file number 000-55282.

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

HOMELAND RESOURCES LTD.

By:	/s/ Thomas Campbell
Thomas Campbell
President
(Principal Executive Officer)
Date: November 12, 2014

By:	/s/ Paul D. Maniscalco
Paul D. Maniscalco
Chief Financial Officer
(Principal Financial Officer)
Date: November 12, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Thomas Campbell	President, (Principal Executive Officer)	November 12, 2014
Thomas Campbell

/s/ Paul D. Maniscalco	Chief Financial Officer (Principal Financial and Accounting Officer)	November 12, 2014
Paul D. Maniscalco

/s/ David St. James	Director	November 12, 2014
David St. James