Form 10-Q/A
period 2014-01-31
HOMELAND RESOURCES LTD.
filed 2014-12-22
CIK 1409624

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Amendment No. 1
FORM 10-Q/A

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2014

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to _______________

333-147501
(Commission file number)

HOMELAND RESOURCES LTD.
(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction Of incorporation or organization)	26-0841675 (IRS Employer Identification No.)

9120 Double Diamond Parkway H#269, Reno, Nevada	89521
(Address of principal executive offices)	(Zip Code)

(877) 503-4299
 (Registrant’s telephone number, including area code)

Former Address
 (6801 Los Trechos NE, Albuquerque, New Mexico   87109)

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
Yes  [  ]   No  [X]

APPLICABLE ONLY TO CORPORATE ISSUERS

The number of common shares outstanding as of March 14, 2014 the initial date of this filing was 80,600,000 and as of the date of this filing, the outstanding is 32,471,828 (restated to reflect September 30, 2014 5-to-1 reverse stock split)

EXPLANATORY NOTE

On November 17, 2014, the management of Homeland Resources Ltd. (the “Company”) and its Board of Directors concluded that the previously issued financial statements contained in the Company’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2014 filed March 14, 2014 (the “Original Form 10-Q”) should no longer be relied upon because of errors related to the presentation of certain information included in the financial statements and footnotes to the financial statements. The Company has determined that it was necessary to correct the accounting for certain transactions as presented within the statement of operations and statement of cash flows along with their corresponding impact on the Company’s balance sheet.

The initial accounting for the conveyance of certain working interests in certain crude oil and natural gas properties (“Interests”) sold during the fiscal quarter ended January 31, 2014 to an un-related third party resulted in the gain being over-stated. The methodology initially utilized to arrive at the fair value applied to the Interests sold was inappropriately applied at the time the transaction was initially recorded. Related to the re-allocation of the fair value of the assets sold, the calculation of depletion was re-performed. The issues were discovered in connection with the audit of the Company’s July 31, 2014 financial statements. The gain on the sale of assets initially reported as $147,978 was re-calculated utilizing the appropriate fair value to arrive at a net gain of $73,871. Associated depletion expense reported for the period ended January 31, 2014 was re-calculated, changes related thereto were immaterial but have been adjusted for. The net impact of these adjustments resulted in a previous overstatement of net income of $68,527 or $.006 per share for the three months ended January 31, 2014 (restated to reflect September 30, 2014 5-to-1 reverse stock split), to arrive at adjusted net income of $32,520 or $.003 per share (restated to reflect September 30, 2014 5-to-1 reverse stock split). For the six months ended January 31, 2014 net income of $28,778 will be restated to reflect a net loss of $(39,749) with a corresponding change in net income per share from $.002 to a net loss per share of $(.003)(restated to reflect September 30, 2014 5-to-1 reverse stock split).

The information contained in this Form 10-Q/A is provided as at the filing date of the Original Form 10-Q. With the exception of the restatement of the financial statements and adjustments to the affected portions of management’s discussion and analysis and Item 4., Controls and Procedures the Company has not made any additional changes to disclosure as provided in the Original Form 10-Q. Common stock issued and outstanding, net income (loss) per common share and weighted average number of common shares outstanding basic and diluted reflect September 30, 2014 5-to-1 reverse stock split.

HOMELAND RESOURCES LTD.

HOMELAND RESOURCES LTD.
BALANCE SHEETS

	January 31, 2014	July 31, 2013
	(Unaudited) restated (Note 12)
ASSETS

Current Assets
Cash	$114,947	$5,989
Accounts receivable	20,000	19,000
Prepaid expenses	4,000	-
Total Current Assets	138,947	24,989

Mineral property	1	1

Oil and gas properties, at cost (full cost method)
Proved properties	294,502	347,488
Unproved properties	637,177	618,981
Less: accumulated depletion and depreciation	(108,096)	(140,647)
Net oil and gas properties	823,583	825,822

Total Assets	$962,531	$850,812

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)

Current Liabilities
Accounts payable and accrued liabilities	$282,150	$256,958
Accounts payable – related party	228,854	207,854
Notes payable – related party	15,000	-
Notes payable – current portion	855,709	780,709
Total Current Liabilities	1,381,713	1,245,521

Long Term Liabilities
Asset retirement obligation	4,151	3,875
Total Liabilities	1,385,864	1,249,396

Stockholders’ (Deficit)
Preferred stock - $0.0001 par value; authorized – 250,000,000 shares issued and outstanding – nil	-	-
Common stock - $0.0001 par value; authorized - 500,000,000 shares 12,160,000 and 12,160,000 issued and outstanding, respectively	1,216	1,216
Additional paid in capital (Restated to reflect September 30, 2014 5-to-1 reverse stock split)	208,954	193,954
(Deficit) accumulated during the development stage	(175,610)	(175,610)
Accumulated (Deficit)	(457,893)	(418,144)
Total Stockholders’ (Deficit)	(423,333)	(398,584)

Total Liabilities and Stockholders’ (Deficit)	$962,531	$850,812

The accompanying notes are an integral part of these unaudited interim financial statements.

HOMELAND RESOURCES LTD.
STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended January 31, 2014 restated (Note 12)	Three Months Ended January 31, 2013	Six Months Ended January 31, 2014 restated (Note 12)	Six Months Ended January 31, 2013
REVENUES
Oil and gas revenue	$28,658	$45,157	$59,916	$56,140
Total Revenues	28,658	45,157	59,916	56,140

COSTS AND EXPENSES
Lease operating expenses	1,585	5,557	3,702	9,573
Depreciation, depletion, and accretion	14,952	6,589	33,122	8,521
Consulting fees – related party	10,500	10,500	21,000	21,000
General and administrative	26,861	123,161	69,256	168,962
TOTAL OPERATING EXPENSES	53,898	145,807	127,080	208,056

(LOSS) FROM OPERATIONS	(25,240)	(100,650)	(67,164)	(151,916)

OTHER EXPENSES
Interest expense	16,111	13,152	46,456	26,304
Amortization of deferred financing costs	-	4,289	-	8,578
TOTAL OTHER EXPENSES	(16,111)	(17,441)	(46,456)	(34,882)

Gain on conveyance of interest in oil and gas properties	73,871	-	73,871	-

Net Income (Loss)	$32,520	$(118,091)	$(39,749)	$(186,798)

Net Income (Loss) Per Common Share Basic and Diluted (1)	$0.00	$(0.01)	$(0.00)	$(0.02)

Weighted average number of common shares outstanding Basic and Diluted	12,160,000	12,068,696	12,160,000	12,068,696

(1)	Net income (loss) per share and weighted average number of common shares outstanding basic and diluted reflect September 30, 2014 5-to-1 reverse stock split

The accompanying notes are an integral part of these unaudited interim financial statements.

HOMELAND RESOURCES LTD.
STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended January 31, 2014 restated (Note 12)	Six Months Ended January 31, 2013
OPERATING ACTIVITIES
Net Loss	$(39,749)	$(186,798)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation, depletion, and accretion	33,122	8,521
Share based compensation	-	80,000
Gain on sale of interest in oil and gas properties	(73,871)	-
Amortization of deferred financing costs	-	8,578
Change in non-cash working capital items:
(Increase) in accounts receivable	(1,000)	(17,500)
(Increase) in prepaid assets	(4,000)	(3,500)
Increase in accounts payable and accrued liabilities	73,462	2,617
Increase in accounts payable related party	21,000	21,000
Net cash provided by (used in) operating activities	8,964	(87,082)

INVESTING ACTIVITIES
Additions to interests in oil and gas properties	(131,511)	(11,336)
Proceeds from conveyance of interest in oil and gas properties	141,505	-
Net cash provided by (used in) investing activities	9,994	(11,336)

FINANCING ACTIVITIES
Proceeds from notes payable	90,000	-
Net cash provided by financing activities	90,000	-

Net increase (decrease) in cash	108,958	(98,418)
Cash beginning of period	5,989	143,552
Cash end of period	$114,947	$45,134

SUPPLEMENTAL CASH FLOW DISCLOSURES
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

NON CASH INVESTING AND FINANCING TRANSACTIONS
Forgiveness of Joint Interest billing costs owed from conveyance of interest in oil and gas properties	$58,495	$-

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

NOTE 2 – GOING CONCERN

As of January 31, 2014, our current liabilities exceeded our current assets by $1,242,766 and for the six months ended January 31, 2014, our net loss from operations was $67,164. Our results of operations have resulted in an accumulated deficit of $633,503 and a total stockholders’ deficit of $423,333 as of January 31, 2014. We have participated in the drilling of test wells on undeveloped properties. We plan further participation in a drilling program for the remainder of the fiscal year. It is difficult to anticipate our capital requirements for the remainder of the fiscal year as significant drilling activities will continue. We will need to raise equity or borrow additional capital to fund our continued participation in planned activities. If additional financing is not available, we may be compelled to reduce the scope of our business activities. If we are unable to fund our operating cash flow needs and planned capital investments, it may be necessary to sell all or a portion of our interests in our oil and gas properties.

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

HOMELAND RESOURCES LTD.
NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS
JANUARY 31, 2014

NOTE 6 – OIL AND GAS PROPERTIES

The Company holds the following oil and gas interests:

	January 31, 2014	July 31, 2013
Oil and Gas Properties
Washita Bend 3D Exploration Project	$598,014	$579,818
2010-1 Drilling Program	39,163	39,163
Total Oil and Gas Properties - unproved	637,177	618,981
Oil and Gas Properties - proved	290,841	344,297
Asset Retirement Cost	3,661	3,191
Less: accumulated depletion and impairment	(108,096)	(140,647)
Total	$823,583	$825,822

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

On December 3, 2013 we conveyed our interest in the Miss Jenny #1-8 to the operator of the well, for total consideration of $200,000 effective November 1, 2013. We received $141,505 in cash and a credit of $58,495 against accrued Joint Interest billing costs owed to the operator. We have recorded a gain in connection with this conveyance in the amount of $73,871.

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

Depletion

HOMELAND RESOURCES LTD.
NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS
JANUARY 31, 2014

Under the full cost method, depletion is computed on the units of production method based on proved reserves, or upon reasonable estimates where proved reserves have not yet been established due to the recent commencement of production. Depletion expense recognized was $14,880 and $6,251 for the three month periods ended January 31, 2014 and 2013, respectively, and was $32,978 and $8,388 for the six month periods ended January 31, 2014 and 2013, respectively.

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

HOMELAND RESOURCES LTD.
NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS
JANUARY 31, 2014

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

NOTE 8 –STOCKHOLDERS’ (DEFICIT)

As of January 31, 2014, we had 250,000,000 and 500,000,000 shares of preferred stock and common stock authorized, respectively. 10,000,000 shares of preferred stock were designated as Series A Preferred Stock, with a par value of $0.0001 per share. As of January 31, 2014, there were nil and 12,160,000 shares of preferred stock and common stock outstanding, (reflects September 30, 2014 5-to-1 reverse split), respectively.

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

HOMELAND RESOURCES LTD.
NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS
JANUARY 31, 2014

NOTE 12 - RESTATEMENT

The initial accounting for the conveyance of certain working interests in certain crude oil and natural gas properties (“Interests”) sold during the fiscal quarter ended January 31, 2014 to an un-related third party resulted in the gain being over-stated. The methodology initially utilized to arrive at the fair value applied to the Interests sold was inappropriately applied at the time the transaction was initially recorded. Related to the re-allocation of the fair value of the assets sold, the calculation of depletion was re-performed. The issues were discovered in connection with the audit of the Company’s July 31, 2014 financial statements. The gain on the sale of assets initially reported as $147,978 was re-calculated utilizing the appropriate fair value to arrive at a net gain of $73,871. Associated depletion expense reported for the period ended January 31, 2014 was re-calculated, changes related thereto were immaterial but have been adjusted for. The net impact of these adjustments resulted in a previous overstatement of net income of $68,527 or $.006 per share for the three months ended January 31, 2014 (restated to reflect September 30, 2014 5-to-1 reverse stock split), to arrive at adjusted net income of $32,520 or $.003 per share (restated to reflect September 30, 2014 5-to-1 reverse stock split). For the six months ended January 31, 2014 net income of $28,778 will be restated to reflect a net loss of $(39,749) with a corresponding change in net income per share from $.002 to a net loss per share of $(.003)(restated to reflect September 30, 2014 5-to-1 reverse stock split).

Common shares outstanding and weighted average number of common shares outstanding basic and diluted for the three and six month periods ended January 31, 2014 as included in this Form 10Q/A have not been restated for the September 30, 2014, 5-to-1 reverse stock split.

The following table summarizes the corrections on our balance sheet as of January 31, 2014;

	As Reported	Adjustments	As Corrected
Total Assets	$1,031,058	$(68,527)	$962,531
Total Liabilities	$1,385,864	$-	$1,385,864
Total Shareholders (Deficit)	$(354,806)	$(68,527)	$(423,333)

The following table summarizes the correction on our statements of operations for the three and six months ended January 31, 2014;

	Three Months Ended	Six Months Ended

Net Income As Reported	$101,047	$28,778
Adjustments:
Previously reported Depreciation, depletion and accretion	$20,532	$38,702
Corrected amount of Depreciation, depletion and accretion	(14,952)	(33,122)
Previously reported Gain on conveyance of interest in oil and gas properties	(147,978)	(147,978)
Corrected amount of Gain on conveyance of interest in oil and gas properties	73,871	73,871
Total adjustment	(68,527)	(68,527)
Corrected net income (loss)	$32,520	$(39,749)

Income per share as initially reported	$0.00	$0.00
Corrected income (loss) per share	$0.00	$(0.00)
Variance	$0.00	$(0.00)

Income per share as initially reported (as restated for September 30, 2014 5-to-1 reverse stock split)	$0.01	$0.00
Corrected income (loss) per share (as restated for September 30, 2014 5-to-1 reverse stock split)	$0.00	$(0.00)
Variance (as restated for September 30, 2014 5-to-1 reverse stock split)	$(0.01)	$(0.00)

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

On December 3, 2013 we conveyed our interest in the Miss Jenny #1-8 to the operator of the well, for total consideration of $200,000. We received $141,505 in cash and a credit of $58,495 against accrued Joint Interest billing costs owed to the operator. We have recorded a gain in connection with this conveyance in the amount of $73,871.

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

Revenues - We recognized $28,658 in revenues during the three months ended January 31, 2014, compared with $45,157 for the three months ended January 31, 2013.  The decrease in revenue recognized of $16,499 or 37% relates to the sale of our interests in the Miss-Jenny 1H, with an effective date of November 1, 2013, offset slightly by the addition of one well in our Phase-I drilling program coming on production. Other decreases in production volume result from natural decline curves in the wells in which we have ownership interests.

Expenses - During the three months ended January 31, 2014, we incurred operating expenses of $53,898 as compared to $145,807 during the three months ended January 31, 2013, resulting in a decrease of $91,909 or 63%.  The increase in direct costs is primarily attributable to the following:

  decreased lease operating expenses of $1,585 as compared to $5,557 in the corresponding prior period;
  decreased general and administrative expense to $26,861 as compared to $123,161 in the corresponding prior period. Decreases in general and administrative expense relate primarily to decreased share based compensation; of $0 in the current period as compared to $80,000 in the prior period.  In January 2013, we appointed Paul D. Maniscalco to serve as our chief operating officer and chief financial officer.  We granted 500,000 shares of common stock, valued at $80,000, to Mr. Maniscalco in connection with this appointment. Also contributing to the decrease in general and administrative expense was a decrease of $17,000 in advertising and promotion, from $17,000 in the prior period, to $0 in the current period.

Decreases in operating expenses were offset slightly by an increase in depreciation, depletion and accretion (“DD&A”) expense to $14,952 as compared to $6,589 in the corresponding prior period. The increase in DD&A resulted primarily from increases in our depletion rate resultant from negative adjustments to the pool of capitalized costs incurred in connection with the conveyance of the interests in one of our producing wells partially offset with decreases in our recoverable reserves related to the conveyance.

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

Other income - We conveyed our interests in the Miss Jenny #1-8 well during the three months ended January 31, 2014.  The sale of this interest resulted in the Company recognizing a gain on the conveyance of $73,871.

Six months ended January 31, 2014 compared to the six months ended January 31, 2013.

Revenues - We recognized $59,916 in revenues during the six months ended January 31, 2014, compared with $56,140 for the six months ended January 31, 2013. The increase in revenue recognized of $3,776 or 7% relates to increased production volumes over the six month period. Overall increases in the production volumes relate to statutory limits place on production in the prior period. During the six months ended January 31, 2014 these production limits were lifted however effective November 1, 2013 we sold our interest in the Miss Jenny #1-8. An additional well came on production in December 2013.

Expenses - During the six months ended January 31, 2014, we incurred operating expenses of $127,080 as compared to $208,056 during the six months ended January 31, 2013, resulting in a decrease of $80,976 or 39%.  The increase in direct costs is primarily attributable to the following:

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

Decreases in operating expenses were offset slightly by lease operating expenses of $3,702 as compared to $9,573 in the corresponding prior period, and depreciation, depletion accretion and amortization expense of $33,122 as compared to $8,521 in the corresponding prior period. The increase in DD&A resulted primarily from increases in our depletion rate resultant from negative adjustments to the pool of capitalized costs incurred in connection with the conveyance of the interests in one of our producing wells partially offset with decreases in our recoverable reserves related to the conveyance.

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

Other income - We conveyed our interests in the Miss Jenny-#1-8 well during the six months ended January 31, 2014.  The conveyance of this interest resulted in the Company recognizing a gain on the conveyance of $73,871.

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

We anticipate that we will be required to make additional expenditures relating to our share of continuing drilling programs during the remainder of the fiscal year 2014. As of January 31, 2014, our cash balance was $114,947, and such cash will not be sufficient to meet our requirements under our existing agreements. The ability to draw on our loan facility with Radium expired on December 31, 2011. $649,709 of the total amount drawn on our credit facility which were due 36 months from initial funding are past due. Two short term loans totaling $15,000 have matured and are past due. Although we are in negotiations with Radium to extend our credit instruments and despite the fact that the lender has advanced us additional funds, there is no assurance that we will reach such an agreement before we are required to make any expenditures in excess of what we hold in cash. If we exhaust all our cash, are unable to timely arrange for new financing, and do not pay our share of potential drilling program costs, we will be in default of our agreements with the operator of our properties. In such event of default, we may incur significant liabilities, and potentially forfeit our rights to our acquired interests. The conveyance of the interests in one of our producing wells with an effective date of November 1, 2013 may place additional constraints on our cash.

Cash Flows

	Six Months Ended January 31,
	2014	2013

Net cash provided by (used) in operating activities	$8,964	$(87,082)
Net cash provided by (used) in investing activities	$9,994	$(11,336)
Net cash provided by financing activities	$90,000	$--

Net Cash Provided by (Used) in Operating Activities. The changes in net cash provided by (used) in operating activities are attributable to our net income adjusted for non-cash charges as presented in the consolidated statements of cash flows and changes in working capital as discussed above.

Net Cash Provided by (Used) in Investing Activities. Net cash provided by investing activities for the six months ended January 31, 2014 was $9,994 as compared to cash used of $(11,336) for the six months ended January 31, 2013.  The increase in net cash provided by investing activities relates to the conveyance of interests in oil and gas properties for which we received net proceeds of $141,505 offset by investments in oil and gas properties of $(131,511) as compared to the corresponding prior period wherein we invested $(11,336) in oil and gas properties.

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

Going Concern

In its report prepared in connection with our fiscal year 2013 financial statements, our independent registered public accounting firm included an explanatory paragraph stating that, because we had an accumulated deficit of $593,754 and a working capital deficit of $1,220,532 at July 31, 2013, there was substantial doubt about our ability to continue as a going concern.  At January 31, 2014, our accumulated deficit was $633,503, our stockholder’s deficit amounted to $423,333, and our working capital deficit was $1,242,766.  Our continued existence will depend in large part upon our ability to raise sufficient additional capital adequate to fund our participation in drilling and seismic programs through debt and or equity offerings.  Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

In conducting the evaluation, Our President and Chief Financial Officer considered advice from our Independent Registered Public Accounting Firm, StarkSchenkein, LLP (“StarkSchenkein”). StarkSchenkein indicates that there may be significant deficiencies in our internal controls over financial reporting. Specifically, a material weakness related to aspects of accounting for the conveyance of oil and gas interests in accordance with SEC requirements as of January 31, 2014, and the following potential deficiency has been noted:

In conducting the evaluation, Our President and Chief Financial Officer considered advice from our Independent Registered Public Accounting Firm, StarkSchenkein, LLP (“StarkSchenkein”). StarkSchenkein indicates that there may be significant deficiencies in our internal controls over financial reporting. Specifically, a material weakness related to aspects of accounting for the conveyance of oil and gas interests in accordance with SEC requirements as of January 31, 2014, and the following potential deficiency has been noted:

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

In conjunction with the matter described above, management has re-evaluated its previously provided assessments as of January 31, 2014, regarding the effectiveness of the Company’s disclosure controls and procedures and determined that as of the period, the disclosure controls and procedures were properly designed to detect a material misstatement of its financial statements from occurring in the future. However, due to a misinterpretation of the accounting standard the methodology initially utilized to arrive at the fair value applied to the Interests sold was inappropriately applied at the time the transaction was initially recorded, the filings and disclosures made on the financial statements for the period ended January 31, 2014, the disclosure control was ineffective.

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

HOMELAND RESOURCES LTD.

Date: December 22, 2014	By:	/s/ Paul D. Maniscalco
Paul D. Maniscalco
Chief Financial Officer (Principal Accounting Officer)

HOMELAND RESOURCES LTD.

Date: December 22, 2014	By:	/s/ Thomas Campbell
Thomas Campbell
President (Principal Executive Officer)