Form 10-Q
period 2014-10-31
HOMELAND RESOURCES LTD.
filed 2014-12-22
CIK 1409624

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2014

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
Yes  [  ]   No  [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 32,471,828 shares of Common Stock, $0.0001 par value, December 19, 2014.

HOMELAND RESOURCES LTD.

HOMELAND RESOURCES LTD.
BALANCE SHEETS

	October 31, 2014	July 31, 2014
	(Unaudited)
ASSETS

Current Assets
Cash	$6,973	$10,721
Accounts receivable	5,000	4,000
Prepaid expenses	74,093	-
Total Current Assets	86,066	14,721

Mineral property	-	1

Oil and gas properties, at cost (full cost method)
Proved properties	960,182	960,148
Less: accumulated depletion, depreciation and impairment	(914,884)	(911,627)
Net crude oil and natural gas properties	45,298	48,521

Total Assets	$131,364	$63,243

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)

Current Liabilities
Accounts payable and accrued liabilities	$455,713	$326,793
Accounts payable – related party	-	249,854
Convertible note payable, net of unamortized discount	16,933	855,709
Derivative liability associated with convertible securities	78,768	-
Total Current Liabilities	551,414	1,432,356

Long Term Liabilities
Asset retirement obligation	4,387	4,306
Total Liabilities	555,801	1,436,662

Stockholders’(Deficit)
Preferred stock - $0.0001 par value; authorized – 250,000,000 shares issued and outstanding – nil and nil, respectively	-	-
Common stock - $0.0001 par value; authorized – 100,000,000 shares Issued and outstanding – 32,471,828 and 12,160,000 shares respectively (Restated to reflect September 30, 2014 5-to-1 reverse stock split)	3,247	1,216
Additional paid in capital	6,016,919	208,954
Accumulated Deficit	(6,444,603)	(1,583,589)
Total Stockholders’ (Deficit)	(424,437)	(1,373,419)

Total Liabilities and Stockholders’ (Deficit)	$131,364	$63,243

The accompanying notes are an integral part of these unaudited interim financial statements.

HOMELAND RESOURCES LTD.
STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended October 31, 2014	Three Months Ended October 31, 2013
REVENUES
Crude oil and natural gas revenue	$8,113	$31,258
Total Revenues	8,113	31,258

COSTS AND EXPENSES
Lease operating expenses	3,640	2,117
Depreciation, depletion, and accretion	3,338	18,170
Consulting fees – related party	-	10,500
General and administrative	189,938	42,395
TOTAL OPERATING EXPENSES	(196,916)	(73,182)

LOSS FROM OPERATIONS	(188,803)	(41,924)

OTHER EXPENSES
Interest expense	19,144	30,345
Loss on conversion of notes payable	4,629,257	-
Derivative liability expense	33,542	-
Change in fair value of derivative liability	(9,732)	-
TOTAL OTHER EXPENSES	(4,672,211)	(30,345)

Net Loss	$(4,861,014)	$(72,269)

Net Loss Per Common Share Basic and Diluted (restated to reflect September 30, 2014 5-to-1 reverse stock split)	$(0.17)	$(0.00)

Weighted average number of common shares outstanding Basic and Diluted (restated to reflect September 30, 2014 5-to-1 reverse stock split)	28,972,617	12,160,000

The accompanying notes are an integral part of these unaudited interim financial statements.

HOMELAND RESOURCES LTD.
STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended October 31, 2014	Three Months Ended October 31, 2013
OPERATING ACTIVITIES
Net loss	$(4,861,014)	$(72,269)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, depletion, and accretion	3,338	18,170
Amortization of debt discount	16,933	-
Common stock issued for services	77,500	-
Loss on conversion of notes payable	4,629,257	-
Derivative liability expense	33,542	-
Change in fair value of derivative liability	(9,732)	-
Change in non-cash working capital items:
Increase in accounts receivable	(1,000)	(1,000)
Increase in prepaid expenses	(74,093)	(6,000)
Increase in accounts payable and accrued liabilities	93,054	27,963
Increase in accounts payable related party	-	10,500
Net cash (used) in operating activities	(92,215)	(22,636)

INVESTING ACTIVITIES
Additions to interests in oil and gas properties	(33)	(69,017)
Net cash (used) in investing activities	(33)	(69,017)

FINANCING ACTIVITIES
Proceeds from notes payable	88,500	90,000
Net cash provided by financing activities	88,500	90,000

Net (decrease) in cash	(3,748)	(1,653)
Cash beginning of period	10,721	5,989
Cash end of period	$6,973	$4,336

SUPPLEMENTAL CASH FLOW DISCLOSURES
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these unaudited interim financial statements.

HOMELAND RESOURCES, LTD.
NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS
OCTOBER 31, 2014

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION

Homeland Resources Ltd. (the “Company”, “we”, “our”, “Homeland”) was incorporated under the laws of the State of Nevada on July 8, 2003. The Company’s principal historical activities had been the acquisition of a mineral property in the State of New Mexico. During the fiscal year ended July 31, 2010, the Company began to acquire working interests in a seismic exploration program as well as a drilling program in crude oil and natural gas properties primarily in Oklahoma. (Note 7)

Effective September 30, 2014, we amended our Articles of Incorporation to (i) decrease the number of authorized common stock from 500,000,000 to 100,000,000 with a par value of $0.0001 per share, and (ii) to reverse split the number of outstanding shares on a 5-to-1 basis.

TeleSecurity Sciences Inc.,

We have identified, and are now negotiating to purchase up to 100% of TeleSecurity Sciences Inc., a privately-held corporation headquartered in Las Vegas NV (“TSS”). Under the terms of the proposed acquisition, we would acquire up to 50% of TSS through equity purchases totaling up to $15,000,000 to fund development of the imaging products of TSS. Upon completion of the entire funding, we would acquire the balance of TSS through merger. Full details of the transaction will be disclosed at such time as when we enter into a definitive agreement. If we are able to enter into a definitive agreement with TSS and close the transactions contemplated by the definitive agreement, we will shift our business focus to developer of advanced imaging solutions for medical and security imaging devices and systems. We cannot provide any assurance that we will be able to enter into a definitive agreement with TSS or, if we are able to enter into such agreement, that we will be able to close the transactions contemplated by the agreement.

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

The interim financial statements of Homeland Resources Ltd. (“we,” “us,” “our,” “Homeland” or the “Company”) are unaudited and contain all adjustments (consisting primarily of normal recurring accruals) necessary for a fair statement of the results for the interim periods presented. Results for interim periods are not necessarily indicative of results to be expected for a full year or for previously reported periods due in part, but not limited to, interest rates, drilling risks, geological risks, the timing of acquisitions, and our ability to obtain additional capital. These interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in Homeland’s Annual Report on Form 10-K for the year ended July 31, 2014, as filed with the Securities and Exchange Commission (“SEC”) on November 14, 2014. The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.

NOTE 2 – GOING CONCERN

As of October 31, 2014, our current liabilities exceeded our current assets by $465,348 and for the three months ended October 31, 2014, our net loss was $4,861,014. Our results of operations have resulted in an accumulated deficit of $6,444,603 and a total stockholders’ deficit of $424,437 as of October 31, 2014. We plan no further participation in any drilling programs for the remainder of calendar 2014 and during the remainder of the fiscal year. It is difficult to anticipate our capital requirements for the remainder of the fiscal year as expenses related to our ongoing ownership in crude oil and natural gas properties may be unpredictable. If additional financing is not available, we will be compelled to reduce the scope of our business activities further. If we are unable to fund our operating cash flow needs, it may be necessary to sell all or a portion of our remaining interests in our crude oil and natural gas properties. These factors among others may indicate that the Company may be unable to continue in existence. The Company's financial statements do not include any adjustments related to the realization of the carrying value of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence. The Company's ability to establish itself as a going concern is dependent upon its ability to obtain additional financing. Management believes that they can be successful in obtaining debt and/or equity financing which will enable the Company to continue in existence and establish itself as a going concern.

HOMELAND RESOURCES, LTD.
NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS
OCTOBER 31, 2014

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounts Receivable – Accounts receivable consists of amounts receivable from crude oil and natural gas sold from our well interests. As of October 31, 2014, our accounts receivable amounted to $5,000, all of which is due from one party, the operator of our crude oil and natural gas properties. Management believes this amount to be fully collectible; we will continue to monitor amounts receivable for collectability on a periodic basis.

Asset Retirement Obligation– Asset retirement obligations associated with tangible long-lived assets are accounted for in accordance with ASC 410, “Accounting for Asset Retirement Obligations.” The estimated fair value of the future costs associated with dismantlement, abandonment and restoration of crude oil and natural gas properties is recorded generally upon the completion of a well. The net estimated costs are discounted to present values using a risk adjusted rate over the estimated economic life of the crude oil and natural gas properties. Such costs are capitalized as part of the related asset. The asset is depleted on the units-of-production method on a field-by-field basis. The liability is periodically adjusted to reflect: (1) new liabilities incurred; (2) liabilities settled during the period; (3) accretion expense; and (4) revisions to estimated future cash flow requirements. The accretion expense is recorded as a component of depreciation, depletion, accretion and amortization expense in the accompanying statements of operations.

Concentrations - The Company received 100% of its revenues from the operator of its crude oil and natural gas properties during the fiscal quarters ended October 31, 2014 and 2013.

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

Fair Value - The carrying amount reported in the balance sheet for cash, accounts receivable, accounts payable, accrued liabilities, stock based compensation and derivative liabilities approximates fair value because of the immediate or short-term maturity of these financial instruments.

Impairment of Long-Lived Assets - The Company has adopted FASB ASC 360, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which requires that long-lived assets to be held be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. ASC 360 establishes a single auditing model for long-lived assets to be disposed of by sale. For the three months ended October 31, 2014 and 2013, we have recorded no impairment expense.

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

Revenue Recognition – The Company recognizes crude oil and natural gas revenue when production is sold at a fixed or determinable price, persuasive evidence of an arrangement exists, delivery has occurred and title has transferred, and collectability is reasonably assured.

Debt with Conversion Options – The company accounts for convertible debentures in accordance with ASC Topic 470-20, Debt with Conversion and Other Options, which applies to all convertible debt instruments that have a “net settlement feature,” which means instruments that by their terms may be settled either wholly or partially in cash upon conversion. Accordingly, the liability and equity components of convertible debt instruments that may be settled wholly or partially in cash upon conversion should be accounted for separately in a manner reflective of their issuer’s nonconvertible debt borrowing rate. Conversion features determined to be beneficial to the holder are valued at fair value and recorded to additional paid in capital. Any discount derived from determining the fair value to the debenture conversion features is amortized to interested expense over the life of the debenture. The unamortized costs, if any, upon the conversion of the debentures is expensed to interest immediately.

HOMELAND RESOURCES, LTD.
NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS
OCTOBER 31, 2014

NOTE 4 – RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In December 2011, the Financial Accounting Standards Board (“FASB”) issued ASU 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities. This ASU requires the Company to disclose both net and gross information about assets and liabilities that have been offset. The disclosures under this new guidance are required to be provided retrospectively for all comparative periods presented. The Company was required to implement this guidance effective for the first quarter of fiscal 2014. The adoption of ASU 2011-11 did not have a material impact on its consolidated financial statements.

In July 2013, the FASB issued ASU No. 2013-11 “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carry-Forward, a Similar Tax Loss, or a Tax Credit Carry-Forward Exists” (“ASU 2013-11”). ASU 2013-11 addresses the diversity in practice that exists for the balance sheet presentation of an unrecognized tax benefit when a net operating loss carry-forward, a similar tax loss, or a tax credit carry-forward exists. ASU 2013-11 requires that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carry-forward, a similar tax loss, or a tax credit carry-forward. ASU No. 2013-11 is effective for our fiscal quarter ending October 31, 2014. ASU 2013-11 impacted the balance sheet presentation only. The adoption of ASU No 2013-11 did not have a material impact on the Company’s financial statements.

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

In June 2014, the FASB issued ASU No. 2014-10 “Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation” (“ASU 2014-10”). ASU 2014-10 addresses the cost and complexity associated with the incremental reporting requirements for development stage entities, such as startup companies, without compromising the availability of relevant information and eliminates an exception provided to development stage entities in Topic 810, Consolidation, for determining whether an entity is a variable interest entity on the basis of the amount of investment equity that is at risk. The Company elected to apply ASU 2014-10 for our fiscal year ended July 31, 2014. ASU 2014-10 impacts financial statement presentation only and removes the requirement to present additional inception-to-date information.

In June 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-12, Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period, which provides guidance requiring that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. This is effective for the fiscal years and interim reporting periods beginning after December 15, 2015. We are currently evaluating the impact that the adoption of ASU 2014-12 will have on our consolidated financial statements or related disclosures.

In August 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-15, “Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern” (“ASU 2014-15”). ASU 2014-15 is intended to define management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. Specifically, ASU 2014-15 provides a definition of the term substantial doubt and requires an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). It also requires certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans and requires an express statement and other disclosures when substantial doubt is not alleviated. The new standard will be effective for reporting periods beginning after December 15, 2016, with early adoption permitted. The Company will evaluate the going concern considerations in this ASU; however, as of the current period, management believes that is current disclosures meet the requirement under this ASU.

NOTE 5 - FAIR VALUE MEASUREMENTS

The Company utilizes the guidance under ASC Topic 820, Fair Value Measurements and Disclosures.

ASC Topic 820 establishes a fair value hierarchy, giving the highest priority to quoted prices in active markets and the lowest priority to unobservable data and requires disclosures for assets and liabilities measured at fair value based on their level in the hierarchy. Further new authoritative accounting guidance (ASU No.2009-05) under ASC Topic 820,

HOMELAND RESOURCES, LTD.
NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS
OCTOBER 31, 2014

provides clarification that in circumstances in which a quoted price in an active market for the identical liabilities is not available, a reporting entity is required to measure fair value using one or more of the techniques provided for in this update.

The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value which are the following:

Level 1 – Quoted prices in active markets for identical assets of liabilities

  Level 2 - Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 - Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.

The Company analyzes all financial instruments with features of both liabilities and equity under ASC 480, “Distinguishing Liabilities from Equity” and ASC 815, “Derivatives and Hedging”. Derivative liabilities are adjusted to reflect fair value at each period end, with any increase or decrease in the fair value being recorded in results of operations as adjustments to fair value of derivatives. The effects of interactions between embedded derivatives are calculated and accounted for in arriving at the overall fair value of the financial instruments. In addition, the fair values of freestanding derivative instruments such as warrant and option derivatives are valued using the Black-Scholes model.

The Company uses Level 3 inputs for its valuation methodology for the derivative liabilities and embedded conversion option liabilities as their fair values were determined by using the Black-Scholes option pricing model based on various assumptions. The Company’s derivative liabilities are adjusted to reflect fair value at each period end, with any increase or decrease in the fair value being recorded in results of operations as adjustments to fair value of derivatives.

The following table sets forth the liabilities as October 31, 2014, which are recorded on the balance sheet at fair value on a recurring basis by level within the fair value hierarchy. As required, these are classified based on the lowest level of input that is significant to the fair value measurement:

		Fair Value Measurements at Reporting Date Using
Description	October 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Derivative liabilities associated with convertible promissory notes	$78,768	-	-	$78,768

The following table sets forth a summary of changes in fair value of our derivative liabilities for the period ended January 31, 2014.

October 31, 2014
Beginning balance August 1, 2014	$-
Embedded conversion option liability recorded in connection with the issuance of convertible promissory notes	88,500
Changes in derivative liabilities recorded in connection with the conversion of convertible promissory notes	-
Change in fair value of embedded beneficial conversion feature of convertible promissory notes included in earnings	(9,732)
Ending balance October 31, 2014	$78,768

HOMELAND RESOURCES, LTD.
NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS
OCTOBER 31, 2014

NOTE 6 – LOSS PER SHARE

Basic loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding during the periods presented (restated to reflect September 30, 2014 5-to-1 reverse stock split). Diluted loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. During the three month period ended October 31, 2014, the Company had no instruments outstanding that would have had a dilutive impact.

NOTE 7 – CRUDE OIL AND NATURAL GAS PROPERTIES

The aggregate amount of capitalized costs related to our crude oil and natural gas properties and the aggregate amount of accumulated depletion and impairment as of October 31, 2014 and July 31, 2014, are as follows:

	October 31, 2014	July 31, 2014

Proved crude oil and natural gas properties	956,521	956,487
Asset Retirement Cost	3,661	3,661
Less: Accumulated Impairment	(770,631)	(770,631)
Less: Accumulated Depletion	(144,253)	(140,996)
Total	$45,298	$48,521

Capitalized costs relate to our non-operated ownership interests in three wells located in Oklahoma.

Impairment

Under the full cost method, the Company is subject to a ceiling test. This ceiling test determines whether there is impairment to the proved properties. The impairment amount represents the excess of capitalized costs over the present value, discounted at 10%, of the estimated future net cash flows from the proven crude oil and natural gas reserves plus the cost, or estimated fair market value. We recorded no impairment expense for the three months ended October 31, 2014 or 2013.

Depletion

Under the full cost method, depletion is computed on the units of production method based on proved reserves, or upon reasonable estimates where proved reserves have not yet been established due to the recent commencement of production. Depletion expense recognized was $3,257 and $18,098 for the three month periods ended October 31, 2014 and 2013, respectively.

NOTE 8 – ASSET RETIREMENT OBLIGATIONS

As of October 31, 2014, the Company recognized the future cost to plug and abandon its wells over the estimated useful lives of the wells. The liability for the fair value of an asset retirement obligation with a corresponding increase in the carrying value of the related long-lived asset is recorded at the time a well is cased and being made ready for production. The Company amortizes the amount added to the crude oil and natural gas properties and will recognize accretion expense in connection with the discounted liability over the remaining life of the respective well. The estimated liability is based on historical experience in plugging and abandoning wells, estimated useful lives based on engineering studies, external estimates as to the cost to plug and abandon wells in the future and federal and state regulatory requirements. The liability is a discounted liability using a credit-adjusted risk-free rate of 7.5%.

HOMELAND RESOURCES, LTD.
NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS
OCTOBER 31, 2014

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

The information below reflects the change in the asset retirement obligations during the three month period ended October 31, 2014 and the year ended July 31, 2014:

	Three month period ended October 31, 2014	Year ended July 31, 2014
Balance, beginning of year	$4,306	$3,875
Liabilities assumed	-	1,641
Revisions	-	(1,509)
Accretion expense	81	299
Balance, end of period	$4,387	$4,306

The reclamation obligation relates to the Gehrke#1-24, Jack#1-13, and Bunch #1-17 wells located in Oklahoma. The present value of the reclamation liability may be subject to change based on management’s current estimates, changes in remediation technology or changes in applicable laws and regulations. Such changes will be recorded in the accounts of the Company as they occur.

NOTE 9 – NOTES PAYABLE

The Company has recorded the following notes payable:

	October 31, 2014	July 31, 2014
Radium Ventures 6.5% (A)	$-	$55,000
Radium Ventures 6.5% (A)	-	50,000
Radium Ventures 7.5% (A)	-	604,709
Radium Ventures 6.5% demand loans (A)	-	146,000
Convertible notes payable (B)	88,500	-
Discount	(71,567)	-
Total	$16,933	$855,709

(A)	On July 8, 2014 Radium Ventures assigned $825,709 in principal and $205,982 in accrued interest to 18 investors related to these various notes. Radium retained $31,586 in principal and accrued interest. On various dates in August, 2014 all principal and interest totaling $1,063,277 were converted into shares of our common stock as described further below. From the beginning of the current period through the date of the conversion, interest expense recorded related to these notes amounted to $1,028. Interest expense recorded related to these notes for the corresponding prior period amounted to $15,345.

The various notes and related accrued interest held by the 18 investors of $825,709 and $205,982 were converted into 19,058,314 shares of our common stock on various dates in August, 2014. Radium Ventures had retained $31,586 in principal and accrued interest, which was converted into 1,003,514 shares of our common stock in August 2014. (Note 10)

The conversion of the notes payable into our shares of our common stock has resulted in a loss on conversion of $4,629,257 related to the market value of the common stock on the dates of the conversions relative to the prescribed number of shares to be issued in the conversion agreements executed by the respective note holders.

HOMELAND RESOURCES, LTD.
NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS
OCTOBER 31, 2014

(B)	On September 8, 2014 we issued a convertible promissory note in the principal amount of $88,500. Under the terms of the Convertible Note, the Company agreed to repay the principal amount of $88,500 plus interest at a rate of 8% per annum on June 12, 2015. We retained the right to prepay the principal and accrued interest in full upon giving three trading days prior written notice by paying a premium of 15% if paid within 30 days of the issue date increasing by 5% per month to a maximum of 40% if paid within 180 days following the issue date, after which the Company has no further rights of prepayment of the Convertible Note.

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

In connection with this conversion feature we have recorded a debt discount in the amount of $88,500 related to the Level III fair value measurement of the conversion feature on the day one issuance of the debt. This discount will be accreted over the term of the instrument. Accretion expense for the three months ended October 31, 2014 amounted to $16,933, and we recorded no such expense in the comparable prior period. As of October 31, 2014, we have recorded a liability of $78,768 related to the embedded conversion feature and recorded income of $9,732 related to the change in its fair value. We used the black-scholes model in establishing the date of issuance fair value and end of reporting period fair value of the conversion liability. Key assumptions included in the fair value measurement of this liability included a grant date discounted conversion price of $.23 per share, volatility of 386%, dividend yield of 0%, and a risk free interest rate of 0.10%. As of October 31, 2014 assumptions used to perform a fair value measurement included a discounted conversion price of $.20 per share; volatility of 437%; dividend yield of 0%; and a risk free interest rate of 0.11%. Mark-to-market adjustments as of October 31, 2014 resulted in income of $9,732.

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

Interest expense incurred on this note during the three months ended October 31, 2014 amounted to $1,028. Accrued interest expense related to these notes amounted to $1,028 as of October 31, 2014 and has been included in accrued liabilities on the Company’s balance sheet.

NOTE 10 – STOCKHOLDERS’ (DEFICIT)

Effective September 30, 2014, we amended our Articles of Incorporation to (i) decrease the number of authorized common stock from 500,000,000 to 100,000,000 with a par value of $0.0001 per share, and (ii) to reverse split the number of outstanding shares on a 5-to-1 basis.

As of October 31, 2014, the Company had 32,471,828 shares of our common stock and no shares of preferred stock outstanding.

HOMELAND RESOURCES, LTD.
NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS
OCTOBER 31, 2014

In August 2014, 20,061,828 shares our common stock were issued to 18 investors and to Radium Ventures related to the conversion of $1,063,277 in principal and accrued interest. (Note 9) The conversions occurred on various dates in August, 2014 and were issued at prices ranging from $.23 to $.33 per share. The prescribed conversion price as set forth in the conversion agreement was $.053 per share. The difference between the market value of the shares and the conversion price as per the individual conversion agreements resulted in the recognition of a loss of $4,629,257 on the conversions.

On October 23, 2014 we issued 250,000 shares of our common stock in connection with the execution of a Fiscal Advisory Agreement, (the “Fiscal Advisory Agreement”). Under the terms of the Fiscal Advisory Agreement, the counterparty has agreed to introduce us to investment advisors, investment banks and institutional investors in Europe and the Middle East over a period of six months. In consideration of services received, we issued 250,000 shares of our common stock to the counterparty at $.31 per share. The issuance of the common shares resulted in a charge of $77,500 which has been recorded as a prepaid expense. These costs will be amortized over the six month term of the agreement. For the three months ended October 31, 2014, we recorded $3,407 in consulting expense related to the amortization of this prepaid.

NOTE 11 – STOCK OPTIONS

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

As of October 31, 2014, we had not issued any stock options under the terms of the plan.

HOMELAND RESOURCES, LTD.
NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS
OCTOBER 31, 2014

NOTE 12 – RELATED PARTY TRANSACTIONS

As of October 31, 2014 and July 31, 2014, the Company owed $nil and $249,854 to a related party. During the three months ended October 31, 2014, the Company incurred no related party expense. During the three months ended October 31, 2013 the Company incurred $10,500 in consulting expense with the related party. The Company made no cash payments to related parties during the three months ended October 31, 2014.

NOTE 13 – SUBSEQUENT EVENTS

The Company evaluated all events or transactions that occurred after September 30, 2014 through the date of this filing in accordance with FASB ASC 855 “Subsequent Events”. The Company determined that it does not have any additional subsequent event requiring recording or disclosure.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

We were organized under the laws of the State of Nevada on July 8, 2003.  We are an independent crude oil and natural gas exploration company, and we have participated in various exploration and seismic programs.

Until fiscal 2009, our focus was on our undeveloped mineral interests and the acquisition and exploration of mineral properties. We no longer hold any interests in any mining or mineral claims.  In fiscal 2010, we began to focus on our crude oil and natural gas interests

In April 2010, we acquired working interests in a seismic exploration program as well as a drilling program in crude oil and natural gas properties located in Oklahoma, as further described below. Our present plan of operation is to continue to maintain our working interests existing crude oil and natural gas properties, while continuing to pursue other opportunities as described further below.

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

Crude Oil and Natural Gas Properties

“Bbl” is defined herein to mean one stock tank barrel, or 42 U.S. gallons liquid volume, used in reference to crude oil or other liquid hydrocarbons.

“Mcf” is defined herein to mean one thousand cubic feet of natural gas at standard atmospheric conditions.

Washita Bend 3D Exploration Project

In April 2010, we acquired a 5% working interest in the Washita Bend 3D Exploration Project for a total buy-in cost of $46,250.  The project provided for the acquisition of approximately 135 miles of 3D seismic data to identify drillable prospects in a study area comprising 119,680 acres in Oklahoma.  The Washita prospect area was located in Cleveland, Garvin, McCain and Pottawatomie Counties, Oklahoma.  In May 2013, drilling commenced on the first of an anticipated 8-well Phase-I exploration program.

Results of the Phase-1 exploration program were largely uneconomic. Of the six wells in which we participated in drilling activities five were deemed to be uneconomic. We failed to participate in the drilling of the remaining two wells in the Phase-1 program inasmuch we have forfeited our right to seismic data gathered in connection with the program.

During the fiscal year ended of July 31, 2014, we recorded total impairment expense of $770,631 of which $463,550 related to the relative value of seven wells worth of seismic data, forfeited due to our failure to participate in the drilling of  a total of eight wells in the Phase-I exploration program as described above. Additional impairment expense of $307,081was incurred in connection with capitalized costs exceeding ceiling test limits.

2010–1 Drilling Program

In April 2010, we acquired a 5% working interest in the 2010-1 Drilling Program located in Garvin County, Oklahoma for total buy-in costs of $39,163. Of the four wells in which we participated related to this program, three wells went on production, and we maintain a working interest in two of these wells.

Loans

On various dates in August, 2014, the Company issued 20,061,828 shares of its common stock to settle $1,063,277 in principal and accrued interest. The conversion of the notes payable into shares of our common stock has resulted in a loss on conversion of $4,629,257 related to the market value of the common stock on the dates of conversion relative to the prescribed number of shares to be issued in the conversion agreements executed by the respective note holders.

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

Results of Operations

Crude Oil and Natural Gas

The following table sets forth summary information regarding crude oil and natural gas production, average sales prices and average production costs for the three months ended October 31, 2014. We determined the BOE using the ratio of six Mcf of natural gas to one BOE. The ratios of six Mcf of natural gas to one BOE does not assume price equivalency and, given price differentials, the price for a BOE for natural gas may differ significantly from the price for a barrel of oil.

	Three Months Ended
	October 31, 2014	October 31, 2013
Revenues:
Crude Oil	$7,482	$29,494
Natural Gas	631	1,765
Total crude oil and natural gas sales	$8,113	$31,258
Production:
Crude Oil (Bbls)	70	306
Natural Gas (Mcf)	154	486
Total (BOE)	95	387
Total (BOE/d)	1.03	4.21

Average Prices
Crude Oil (per Bbls)	$101.30	$99.07
Natural Gas (Per Mcf)	4.55	4.33
Total (Per BOE)	$85.40	$80.77

Production Taxes (Per BOE)	$5.81	$6.01
Lease Operating Expense (Per BOE)	$38.32	$5.47

Revenues - We recognized $8,113 in revenues during the three months ended October 31, 2014, compared with $31,258 for the three months ended October 31, 2013.  The decrease in revenue during fiscal 2015 is primarily attributable to decreased crude oil production volumes resulting primarily from the sale of our interests in a producing well, coupled with natural decline curves in wells in which we retain a working interest, offset by increases in realized oil prices.  In addition to the decreases in crude oil sales revenue were decreases in natural gas sales volumes. Decreased gas sales volumes result from the natural decline curves in wells in which we retain a working interest.

	Three Months Ended October 31,		Percentage Increase / (Decrease)
	2014	2013
Revenue	$8,113	$31,258	(74.0%	)
Operating Expenses	(196,916)	(73,182)	169.1%
Other Expenses	(4,672,211)	(30,345)	15,297.0%
Net Loss	$(4,861,014)	$(72,269)	6,626.3%

For the three months ended October 31, 2014, we incurred a net loss of $4,861,014 as compared to a net loss of $72,269 for the three months ended October 31, 2013.  The increase in net loss of $4,788,745 is primarily attributable to the loss on conversion of notes payable of $4,629,257, decreases in revenue during the period as discussed above, and increases in general and administrative expenses of $147,543, partially offset by a decrease in depletion, depletion and accretion.

Expenses - The major components of our expenses for the three months ended October 31, 2014 and 2013 are outlined in the table below:

	Three Months Ended October 31		Percentage Increase / (Decrease)
	2014	2013
Lease Operating Expenses	$3,640	$2,117	71.9%
Depreciation Depletion and Accretion	3,338	18,170	(81.6%	)
Consulting Fees – Related Party	-	10,500	(100.0%	)
General and Administrative	189,938	42,395	348.0%
Total Operating Expenses	$196,916	$73,182	169.1%

During the three months ended October 31, 2014, we incurred operating expenses of $196,916 as compared to $73,182 during the three months ended October 31, 2013, resulting in an increase of $123,734.  The increase in direct costs is primarily attributable to the following:

Lease Operating Expense – Lease operating expense increased to $3,640 during the three months ended October 31, 2014 from $2,117 for the three months ended October 31, 2013. The increase is primarily attributable to increased electric charges from the operator of our wells. On a BOE basis, Lease Operating Expense increased to $38.32 per BOE from $5.47 per BOE as the result of decreased production volumes to which we would allocate recurring monthly lease operating expenses such as electric, maintenance and transportation charges.

General and Administrative Expense - Increased to $189,938 as compared to $42,395 in the corresponding prior period, related primarily to increases in consulting fees, legal expense, and directors fees. Increased consulting fees during the current period relate to ongoing activities related to our potential pending transaction with TeleSecurity Sciences Inc. and the execution of a Fiscal Advisory Agreement. Increased legal expense during the current period relates to increased utilization related to out 5-to-1 reverse stock split, adoption of 2014 Stock Incentive Plan and ongoing activities related to our potential pending transaction with TeleSecurity Sciences Inc.. Increased directors fees during the current period relate to the appointment of new officers and directors in July, 2014.

These increases were partially offset by:

Depreciation, Depletion and Accretion (“DDA”) – Decreased to $3,338 as compared to $18,170 in the corresponding prior period, DDA, decreased primarily as the result of the disposition of our interest in a producing well effective November 1, 2013 and in turn the relief of the corresponding amount of proved reserves, coupled with decreased production volumes.

Consulting Expenses - Decreases in related party consulting fees to $nil as compared to $10,500 in the corresponding period. Decreased related party consulting expense relates to the decreased utilization of certain parties whom had been classified as related in prior reporting periods.

Other Expenses – We incurred $4,672,211 in other expenses during the three months ended October 31, 2014 as compared to $30,345 during the three months ended October 31, 2013 resulting in an increase of $4,641,866.  The increase in other expenses is attributable to the loss on conversion of notes payable of $4,629,257, and derivative expense recorded on the note payable issued during the current period, partially offset by decreased interest expense due to conversion of notes payable in August 2014.

Liquidity and Capital Resources

Working Capital

	At October 31, 2014	At July 31, 2014	Percentage Increase / (Decrease)
Current Assets	$86,066	$14,721	(484.6%	)
Current Liabilities	(551,414)	(1,432,356)	(61.5%	)
Working Capital Surplus (Deficit)	$(465,348)	$(1,417,635)	(67.2%	)

Working Capital - At October 31, 2014, we had cash of $6,973 and our current liabilities exceeded our current assets by $465,348, as compared to cash of $10,721 and current liabilities which exceeded our current assets by $1,417,635 at July 31, 2014.  The decrease in our working capital deficit relates primarily to the conversion of notes payable and accrued interest during the current period, as well as decreased cash balances resulting from losses incurred through operations.

Cash Flows

	Three Months Ended October 31
	2014	2013
Net Cash (used in) Operating Activities	$(92,215)	$(22,636)
Net Cash (used in) Investing Activities	(33)	(69,017)
Net Cash provided by Financing Activities	88,500	90,000
Net (Decrease) in Cash During Period	$(3,748)	$(1,653)

Net Cash (Used in) Operating Activities. The changes in net cash used in operating activities for the three months ended October 31, 2014 and 2013 are attributable to our net income adjusted for non-cash charges as presented in the statements of cash flows and changes in working capital as discussed above.

Net Cash (Used in) Investing Activities. Net cash used in investing activities for the three months ended October 31, 2014 and 2013 was related to our expenditures on crude oil and natural gas properties as well as our participation in drilling and seismic programs, offset by proceeds received from the conveyance of our working interests in crude oil and natural gas properties.

Net Cash Provided by Financing Activities.  On September 8, 2014, we issued a convertible promissory note in the principal amount of $88,500. Under the terms of the Convertible Note, the Company shall repay the principal amount of $88,500 plus interest at a rate of 8% per annum on June 12, 2015. We have the right to prepay the principal and accrued interest in full upon giving three trading days prior written notice by paying a premium of 15% if paid within 30 days of the issue date increasing by 5% per month to a maximum of 40% if paid within 180 days following the issue date, after which the Company has no further rights of prepayment of the Convertible Note.

We anticipate that we may be required to make additional expenditures related to our remaining ownership interests in our crude oil and natural gas properties.   As of October 31, 2014, our cash balance was $6,973, and such cash will not be sufficient to meet our ongoing operations.  The ability to draw on our loan facility with Radium had expired effective on December 31, 2011.  If we exhaust all our cash, are unable to timely arrange for new financing, or do not pay our share of potential operating program costs, we may be forced to further reduce our ownership interests in our crude oil and natural gas properties and or forfeit our rights to our acquired interests.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of October 31, 2014.

Going Concern

In its report prepared in connection with our fiscal year 2014 financial statements, our independent registered public accounting firm included an explanatory paragraph stating that, because we had an accumulated deficit of $1,583,589, a working capital deficit of $1,417,635 and a stockholders’ deficit of $1,373,419 at July 31, 2014, there was substantial doubt about our ability to continue as a going concern.  At October 31, 2014, our accumulated deficit was $6,444,603 a working capital deficit of $465,348 and our stockholder’s deficit amounted to $424,437.  Our continued existence will depend in large part upon our ability to raise sufficient additional capital, we will need to raise equity or borrow additional capital. If additional financing is not available, we will be compelled to reduce the scope of our business activities further.  If we are unable to fund our operating cash flow needs and planned capital investments, it may be necessary to sell all or a portion of our remaining interests in our crude oil and natural gas properties. These factors among others may indicate that the Company may be unable to continue in existence. Management believes that they can be successful in obtaining debt and/or equity financing which will enable the Company to continue in existence and establish itself as a going concern.

Forward Looking Statements

Certain statements in this Quarterly Report on Form 10-Q, as well as statements made by us in periodic press releases and oral statements made by our officials to analysts and shareholders in the course of presentations about the Company, constitute “forward-looking statements.”   Such forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward looking statements.  Such factors include, among other things: (1) the prices of crude oil and natural gas; (2) general economic and business conditions; (3) interest rate changes; (4) the relative stability of the debt and equity markets; (5) government regulations particularly those related to the natural resources industries; (6) required accounting changes; (7) disputes or claims regarding our property interests; and (8) other factors over which we have little or no control.

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

Rule 15d-15 under the Exchange Act requires us to carry out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of October 31, 2014, being the date of our most recently completed fiscal year end.  This evaluation was conducted by President and Chief Financial Officer.  Based on this evaluation we have concluded that the design and operation of our disclosure controls and procedures are not effective since the following significant deficiency:

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

Our President and Chief Financial Officer have assessed the effectiveness of our internal controls over financial reporting as of October 31, 2014.  In making this assessment, the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) (1992 Version).

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

Our Executive Officers also considered various mitigating factors in making this determination.  Officers also noted that we are still evaluating and implementing changes in our internal controls in response to the requirements of Sarbanes Oxley §404.  During fiscal year ending July 31, 2015, we will attempt to implement appropriate changes as they are identified, including changes to remediate the significant deficiencies in our internal controls. There can be no guarantee that we will be successful in making these changes as they may be considered cost prohibitive.

Changes In Internal Controls Over Financial Reporting

In connection with the evaluation of our internal controls during our last fiscal quarter, officers have concluded that there were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended October 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.       Defaults Upon Senior Securities

None.

Item 4.       Mine Safety Disclosures

Not Applicable

Item 5.       Other Information

Not applicable

Item 6.       Exhibits

Regulation S-K Number	Exhibit
3.1	Articles of Incorporation (1)
3.2	Amendment to Articles of Incorporation (1)
3.3	Certificate of Change Pursuant to NRS 78.209 (2)
3.4	Certificate of Change Pursuant to NRS 78.209 (8)
3.5	Bylaws (1)
10.1	Notice of Mining Claims HR #1-6, recorded by Luna County, New Mexico, on March 24, 2004 (1)
10.2	Confirmation of Agreement with Leroy Halterman dated August 1, 2007 (1)
10.3	Loan Commitment Letter from Wellington Financial Corporation dated August 1, 2007 (1)
10.4	Notice of Intent to Hold the HR #1-6 Lode Mining Claims, filed with the Bureau of Land Management on August 15, 2007 (1)
10.5	Notice of Intent to Hold the HR #1-6 Lode Mining Claims recorded by Luna County, New Mexico, on August 17, 2007 (1)
10.6	Loan Commitment dated April 19, 2010 from Radium Ventures Corp. (3)
10.7	Loan Commitment dated May 11, 2010 from Radium Ventures Corp. (3)
10.8	Loan Agreement dated May 15, 2010 from Radium Ventures Corp. (3)
10.9	Loan Agreement dated April 19, 2013 from Radium Ventures Corp.(4)
10.10	Loan Agreement dated April 30, 2013 from Radium Ventures Corp. (5)
10.11	Loan Agreement dated June 26, 2013 from Radium Ventures Corp. (5)
10.12	Securities Purchase Agreement dated for reference September 8, 2014 between the Company and KBM Worldwide, Inc. (6)
10.13	Convertible Promissory Note dated for reference September 8, 2014 executed by the Company in favor of KBM Worldwide, Inc. (6)
10.14	Investor Relations Services Agreement dated September 16, 2014 with 1830012 Ontario Ltd. (operating as Circadian Group). (7)
10.15	2014 Stock Option Plan (9)
10.16	Fiscal Advisory Agreement dated October 23, 2014, between the Company and Charles Flynn (9)
14.1	Code of Ethics (9)
31.1	Rule 15d-14(a) Certification of Thomas Campbell
31.2	Rule 15d-14(a) Certification of Paul D. Maniscalco
32.1	Certification of Thomas Campbell Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002
32.2	Certification of Paul D. Maniscalco Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002
101*	Financial statements from the Quarterly Report on Form 10-Q of Homeland Resources Ltd. for the quarter ended October 31, 2014, formatted in XBRL: (i) the Balance Sheets; (ii) the Statements of Operations; (iii) the Statements of Cash Flows; (iv) the Statements of Stockholders’ Equity; and (v) the Notes to Financial Statements

(1)	Incorporated by reference to the exhibits to the registrant’s registration statement on Form SB-1 filed November 19, 2007, file number 333-147501.
(2)	Incorporated by reference to the exhibits to the registrant’s current report on Form 8-K filed June 29, 2009, file number 333-147501.
(3)	Incorporated by reference to the exhibits to the registrant’s current report on Form 8-K filed April 19, 2010, file number 333-147501
(4)	Incorporated by reference to the exhibits to the registrant’s annual report on Form 10-K filed November 14, 2014, file number 333-147501.
(5)	Incorporated by reference to the exhibits to the registrant’s annual report on Form 10-K filed October 29, 2013, file number 333-147501
(6)	Incorporated by reference to the exhibits to the registrant’s current report on Form 8-K filed September 16, 2014, file number 000-55282.
(7)	Incorporated by reference to the exhibits to the registrant’s current report on Form 8-K filed September 18, 2014, file number 000-55282.
(8)	Incorporated by reference to the exhibits to the registrant’s current report on Form 8-K filed September 30, 2014, file number 000-55282.
(9)	Incorporated by reference to the exhibits to the registrant’s current report on Form 10-K filed November 12, 2014, file number 000-55282

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
Date: December 22, 2014