Form 10-Q
period 2015-01-31
HOMELAND RESOURCES LTD.
filed 2015-03-23
CIK 1409624

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.20549

FORM 10-Q

(Mark One)

 [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2015

 [  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to _______________

333-147501
 (Commission file number)

HOMELAND RESOURCES LTD.
 (Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction Of incorporation or organization)	26-0841675 (IRS Employer Identification No.)

3395 S. Jones Boulevard # 169 Las Vegas, Nevada	89146
(Address of principal executive offices)	(Zip Code)

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
Yes  [  ]   No  [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 32,660,983 shares of Common Stock, $0.0001 par value, as of March 23, 2015

HOMELAND RESOURCES LTD.

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three and six months ended January 31, 2015 are not necessarily indicative of the results that can be expected for the year ending July 31, 2015.

As used in this Quarterly Report, the terms "we,” "us,” "our,” and “Homeland” mean Homeland Resources Ltd. unless otherwise indicated. All dollar amounts in this Quarterly Report are in U.S. dollars unless otherwise stated.

HOMELAND RESOURCES LTD.
BALANCE SHEETS

	January 31, 2015	July 31, 2014
	(Unaudited)
ASSETS

Current Assets
Cash	$13,538	$10,721
Accounts receivable	2,000	4,000
Prepaid expenses	34,919	-
Total Current Assets	50,457	14,721

Mineral property	-	1

Crude oil and natural gas properties, at cost (full cost method)
Proved properties	960,404	960,148
Less: accumulated depletion and depreciation	(917,769)	(911,627)
Net crude oil and natural gas properties	42,635	48,521

Total Assets	$93,092	$63,243

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)

Current Liabilities
Accounts payable and accrued liabilities	$518,647	$326,793
Accounts payable – related party	-	249,854
Convertible note payable, net of unamortized discount	83,184	855,709
Derivative liability associated with convertible securities	286,479	-
Total Current Liabilities	888,310	1,432,356

Long Term Liabilities
Asset retirement obligation	4,470	4,306
Total Liabilities	892,780	1,436,662

Stockholders’ (Deficit)
Preferred stock - $0.0001 par value; authorized – 250,000,000 shares issued and outstanding – nil and nil, respectively	-	-
Common stock - $0.0001 par value; authorized - 100,000,000 shares Issued and outstanding - 32,471,828 and 12,160,000 shares respectively (Restated to reflect September 30, 2014 5-to-1 reverse stock split)	3,247	1,216
Additional paid in capital	6,018,377	208,954
Accumulated Deficit	(6,821,312)	(1,583,589)
Total Stockholders’ (Deficit)	(799,688)	(1,373,419)

Total Liabilities and Stockholders’ (Deficit)	$93,092	$63,243

HOMELAND RESOURCES LTD.
STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended January 31, 2015	Three Months Ended January 31, 2014	Six Months Ended January 31, 2015	Six Months Ended January 31, 2014
REVENUES
Oil and gas revenue	$2,534	$28,658	$10,647	$59,916
Total Revenues	2,534	28,658	10,647	59,916

COSTS AND EXPENSES
Lease operating expenses	2,417	1,585	6,058	3,702
Depreciation, depletion, and accretion	2,968	14,952	6,306	33,122
Consulting fees – related party	-	10,500	-	21,000
General and administrative	217,277	26,861	407,215	69,256
TOTAL OPERATING EXPENSES	222,662	53,898	419,579	127,080

(LOSS) FROM OPERATIONS	(220,128)	(25,240)	(408,932)	(67,164)

OTHER EXPENSES
Interest expense	40,411	16,111	59,555	46,456
Loss on conversion of notes payable	-	-	4,629,257	-
Derivative expense	48,370	-	81,912	-
Change in fair value of derivative liability	67,799	-	58,067	-
TOTAL OTHER EXPENSES	(156,580)	(16,111)	(4,828,791)	(46,456)

Gain on conveyance of interest in oil and gas properties	-	73,871	-	73,871

Net Income (Loss)	$(376,708)	$32,520	$(5,237,723)	$(39,749)

Net Income (Loss) Per Common Share Basic and Diluted(1)	$(0.01)	$0.00	$(0.17)	$(0.00)

Weighted average number of common shares outstanding Basic and Diluted	32,471,828	12,160,000	30,722,223	12,160,000

(1)	Net income (loss) per share and weighted average number of common shares outstanding basic and diluted reflect September 30, 2014 5-to-1 reverse stock split

HOMELAND RESOURCES LTD.
STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended January 31, 2015	Six Months Ended January 31, 2014
OPERATING ACTIVITIES
Net (Loss)	$(5,237,723)	$(39,749)
Adjustments to reconcile net (loss) to net cash (used in) provided by operating activities:
Depreciation, depletion, and accretion	6,142	33,122
Common stock issued for services	77,500	-
Gain on sale of interest in oil and gas properties	-	(73,871)
Amortization of debt discount	54,184	-
Loss on conversion of notes payable	4,629,257	-
Derivative expense	81,912	-
Change in fair value of derivative liabilities	58,067	-
Change in non-cash working capital items:
Decrease (Increase) in accounts receivable	2,000	(1,000)
(Increase) in prepaid assets	(34,918)	(4,000)
Increase in accounts payable and accrued liabilities	156,634	47,158
Increase in accrued interest payable	4,188	26,304
Increase in accounts payable related party	-	21,000
Net cash (used in) provided by operating activities	(202,757)	8,964

INVESTING ACTIVITIES
Additions to interests in oil and gas properties	(926)	(131,511)
Proceeds from conveyance of interest in crude oil and natural gas properties	-	141,505
Net cash (used in) provided by investing activities	(926)	9,994

FINANCING ACTIVITIES
Proceeds from notes payable	206,500	90,000
Net cash provided by financing activities	206,500	90,000

Net increase in cash	2,817	108,958
Cash beginning of period	10,721	5,989
Cash end of period	$13,538	$114,947
SUPPLEMENTAL CASH FLOW DISCLOSURES
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

NON CASH INVESTING AND FINANCING TRANSACTIONS
Discount on convertible notes recorded to additional paid in capital	$35,000	$-
Forgiveness of Joint Interest billing costs owed from conveyance of interest in oil and gas properties	$-	$58,495

HOMELAND RESOURCES, LTD
NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS
JANUARY 31, 2015

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION

Homeland Resources Ltd. (the “Company”, “we”, “our”, “Homeland”) was incorporated under the laws of the State of Nevada on July 8, 2003. The Company’s principal historical activities had been the acquisition of a mineral property in the State of New Mexico. During the fiscal year ended July 31, 2010, the Company began to acquire working interests in a seismic exploration program as well as a drilling program in crude oil and natural gas properties primarily in Oklahoma. (Note 8)

Effective September 30, 2014, we amended our Articles of Incorporation to (i) decrease the number of authorized common stock from 500,000,000 to 100,000,000 with a par value of $0.0001 per share, and (ii) to reverse split the number of outstanding shares on a 5-to-1 basis.

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

NOTE 2 – GOING CONCERN

As of January 31, 2015, our current liabilities exceeded our current assets by $837,853 and for the six months ended January 31, 2015, our net loss from operations was $408,932. Our results of operations have resulted in an accumulated deficit of $6,821,312 and a total stockholders’ deficit of $799,688 as of January 31, 2015. We plan no further participation in any drilling programs for the remainder of calendar 2015 and during the remainder of the fiscal year. It is difficult to anticipate our capital requirements for the remainder of the fiscal year as expenses related to our ongoing ownership in crude oil and natural gas properties may be unpredictable, in addition we have cash requirements related to our January 15, 2015, Letter Agreement with TeleSecurity Sciences, Inc. (“TSS”) under which we agreed to purchase $7,500,000 of TSS’s common stock (Note 5). If additional financing is not available, we will be compelled to reduce the scope of our ongoing business activities further and or default on our Letter Agreement with TSS. If we are unable to fund our operating cash flow needs, it may be necessary to sell all or a portion of our remaining interests in our crude oil and natural gas properties. These factors among others may indicate that the Company may be unable to continue in existence. The Company's financial statements do not include any adjustments related to the realization of the carrying value of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence. The Company's ability to establish itself as a going concern is dependent upon its ability to obtain additional financing. Management believes that they can be successful in obtaining debt and/or equity financing which will enable the Company to continue in existence and establish itself as a going concern.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounts Receivable – Accounts receivable consists of amounts receivable from crude oil and natural gas sold from our well interests. As of January 31, 2015, our accounts receivable amounted to $2,000, all of which is due from one party, the operator of our crude oil and natural gas properties. Management believes this amount to be fully collectible; we will continue to monitor amounts receivable for collectability on a periodic basis.

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

HOMELAND RESOURCES, LTD
NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS
JANUARY 31, 2015

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

Concentrations - The Company received 100% of its revenues from the operator of its crude oil and natural gas properties during the fiscal quarters ended January 31, 2015 and 2014.

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

Impairment of Long-Lived Assets - The Company has adopted FASB ASC 360, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which requires that long-lived assets to be held be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. ASC 360 establishes a single auditing model for long-lived assets to be disposed of by sale. For the six months ended January 31, 2015 and 2014, we have recorded no impairment expense.

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

Derivative Financial Instruments – The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks.

The Company reviews the terms of convertible debt, equity instruments and other financing arrangements to determine whether there are embedded derivative instruments, including embedded conversion options that are required to be bifurcated and accounted for separately as a derivative financial instrument. Also, in connection with the issuance of financing instruments, the Company may issue freestanding options or warrants that may, depending on their terms, be accounted for as derivative instrument liabilities, rather than as equity. The Company may also issue options or warrants to non-employees in connection with consulting or other services.

Derivative financial instruments are initially measured at their fair value. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported as charges or credits to income. For warrant-based derivative financial instruments, the Company uses the Black-Scholes option pricing model to value the derivative instruments. To the extent that the initial fair values of the freestanding and/or bifurcated derivative instrument liabilities exceed the total proceeds received, an immediate charge to income is recognized, in order to initially record the derivative instrument liabilities at their fair value.

The discount from the face value of the convertible debt or equity instruments resulting from allocating some or all of the proceeds to the derivative instruments, together with the stated interest on the instrument, is amortized over the life of the instrument through periodic charges to income, usually using the effective interest method.

The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is reassessed at the end of each reporting period. If reclassification is required, the fair value of the derivative instrument, as of the determination date, is reclassified. Any previous charges or credits to income for changes in the fair value of the derivative instrument are not reversed. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within twelve months of the balance sheet date.

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

In July 2013, the FASB issued ASU No. 2013-11 “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carry-Forward, a Similar Tax Loss, or a Tax Credit Carry-Forward Exists” (“ASU 2013-11”). ASU 2013-11 addresses the diversity in practice that exists for the balance sheet presentation of an unrecognized tax benefit when a net operating loss carry-forward, a similar tax loss, or a tax credit carry-forward exists. ASU 2013-11 requires that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carry-forward, a similar tax loss, or a tax credit carry-forward. ASU No. 2013-11 is effective for our fiscal quarter ending January 31, 2015. ASU 2013-11 impacted the balance sheet presentation only. The adoption of ASU No 2013-11 did not have a material impact on the Company’s financial statements.

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

HOMELAND RESOURCES, LTD
NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS
JANUARY 31, 2015

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

NOTE 5 – ACQUISITION AGREEMENT

On January 15, 2015, The Company entered into a Letter Agreement (the “Letter Agreement”) with TSS, under which we agreed to purchase $7,500,000 of TSS’s common stock and were granted a warrant to purchase an additional $7,500,000 of TSS common stock. Upon completion of its stock purchases, including exercise of the warrants, we will own 50% of the capital stock of TSS. In addition, upon completion of the stock purchases, it is the intention of the parties that TSS and the Company enter into a business combination transaction which would result in a combination of the two companies with our shareholders owning 50% of the capital stock of the combined companies. TSS is a Delaware corporation, based in Nevada, engaged in the development of advanced imaging systems and devices for both the medical and security fields.

Under the terms of the Letter Agreement which was scheduled to close on February 15, 2015, we will purchase 743,373 shares of the common stock of TSS (representing approximately 25% of TSS’s outstanding common stock) and a warrant (the “A” Warrant) to purchase an additional 743,373 shares of common stock of TSS (approximately 25%). Of the shares to be acquired, 99,116 shares will be fully paid with the payment of $1,000,000 in cash at the closing and 644,257 (the “Partially Paid Shares”) will be partially paid for at closing. The Company will pay for the Partially Paid Shares by making 20 payments of $300,000 per month commencing April 15, 2015 and a final payment of $500,000 on December 15, 2016. A proportionate amount of the Partially Paid Shares will become fully paid with each payment.

The “A” Warrant will be exercisable until January 15, 2017. Exercise of the “A” Warrant will be subject to the purchase price for the Partially Paid Shares being fully paid. The Company will exercise the “A” Warrant by paying $2,000,000 in cash to TSS, together with a $5,500,000 secured promissory note (the “Promissory Note”) bearing interest at 5% per annum and payable in 11 monthly installments of $500,000 plus accrued interest.

HOMELAND RESOURCES, LTD
NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS
JANUARY 31, 2015

At the Closing, the Company will also acquire an additional warrant (the “B” Warrant) entitling it to purchase a number of shares of common stock of TSS equal to 50% of the amount of shares issued by TSS to third parties prior to a business combination with the Company as a result of the exercise of stock options or warrants of TSS (other than the warrants issued to the Company). The purpose of the “B” Warrant is to protect the Company from dilution accruing from the exercises of outstanding options and warrants of TSS prior to a business combination between the parties. The exercise price of the “B” Warrant will be equal to 50% of the aggregate exercise price paid to TSS by third parties exercising options or warrants. Exercise of the “B” Warrant will be subject to the purchase price for the Partially Paid Shares being fully paid, and the “A” Warrant being exercised and the Promissory Note being fully paid.

Upon the purchase price for the Partially Paid Shares being fully paid, the “A” Warrant being exercised and the Promissory Note being fully paid, the Company and TSS have agreed to use the best efforts to enter into and cause their respective shareholders to approve a business combination between the parties (the “Business Combination”) on terms (without taking into account shares issuable on exercise of options and warrants outstanding) that would result in an entity (the “Resulting Entity”) being owned 50% by the Company’s shareholders and 50% by TSS shareholders. During the first year following the Business Combination, TSS shall be entitled to nominate three of the Resulting Entity’s five directors and the Chief Executive Officer of TSS would be appointed to as the Chairman of the Board and Chief Executive Officer of the resulting entity combined entity.

As of February 15, 2015 we failed to close on the initial purchase of shares per the terms in the January 15, 2015 Letter Agreement. On March 10, 2015 an extension of the closing and payment dates under the Letter Agreement (“Extension”) was executed. In connection with the Extension the initial closing was extended from February 15, 2015 to May 15, 2015, and all other payment dates were also deferred 90 days. In connection with the execution of the Extension the Company agreed to pay $19,000 of TSS’s legal costs related to the execution of the Extension.

NOTE 6 - FAIR VALUE MEASUREMENTS

The Company utilizes the guidance under ASC Topic 820, Fair Value Measurements and Disclosures.

ASC Topic 820 establishes a fair value hierarchy, giving the highest priority to quoted prices in active markets and the lowest priority to unobservable data and requires disclosures for assets and liabilities measured at fair value based on their level in the hierarchy. Further new authoritative accounting guidance (ASU No.2009-05) under ASC Topic 820, provides clarification that in circumstances in which a quoted price in an active market for the identical liabilities is not available, a reporting entity is required to measure fair value using one or more of the techniques provided for in this update.

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

HOMELAND RESOURCES, LTD
NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS
JANUARY 31, 2015

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

The Company uses Level 3 inputs for its valuation methodology for the derivative liabilities and embedded conversion option liabilities contained in various convertible notes payable which the Company is party to as their fair values were determined by using the Black-Scholes option pricing model based on various assumptions. The Company’s derivative liabilities are adjusted to reflect fair value at each period end, with any increase or decrease in the fair value being recorded in results of operations as adjustments to fair value of derivatives.

The following table sets forth the liabilities as January 31, 2015, which are recorded on the balance sheet at fair value on a recurring basis by level within the fair value hierarchy. As required, these are classified based on the lowest level of input that is significant to the fair value measurement:

	Fair Value Measurements at Reporting Date Using
Description	January 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Derivative liabilities associated with convertible promissory notes	$286,479	-	-	$286,479

The following table sets forth a summary of changes in fair value of our derivative liabilities for the period ended January 31, 2015.

January 31, 2015
Beginning balance August 1, 2014	$-
Embedded conversion option liability recorded in connection with the issuance of convertible promissory notes	228,412
Changes in derivative liabilities recorded in connection with the conversion of convertible promissory notes	-
Change in fair value of embedded beneficial conversion feature of convertible promissory notes included in earnings	58,067
Ending balance January 31, 2015	$286,479

HOMELAND RESOURCES, LTD
NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS
JANUARY 31, 2015

NOTE 7 – INCOME (LOSS) PER SHARE

Basic income per common share is computed by dividing the net income attributable to common shareholders by the weighted average number of shares of common stock outstanding during the period. (restated to reflect September 30, 2014 5-to-1 reverse stock split).

Basic (loss) per common share is computed by dividing net (loss) attributable to common shareholders by the weighted average number of shares of common stock outstanding during the period. (restated to reflect September 30, 2014 5-to-1 reverse stock split).

Diluted net (loss) per common share is computed in the same manner, but also considers the effect of common shares underlying the following;

January 31, 2015
Convertible notes payable (1)	1,567,577
Warrants	175,000
Total	1,742,577

All common shares underlying the convertible notes payable and warrants above were excluded from the diluted weighted average shares outstanding for the three and six months ended January 31, 2015, because there effects were considered anti-dilutive. There were no potentially dilutive securities outstanding for the three and six month periods ended January 31, 2014. (1) Common shares potentially issuable as of January 31, 2015. Actual conversion amounts may vary related to share prices at the time of conversion.

NOTE 8 – CRUDE OIL AND NATURAL GAS PROPERTIES

The aggregate amount of capitalized costs related to our crude oil and natural gas properties and the aggregate amount of accumulated depletion and impairment as of January 31, 2015 and July 31, 2014, are as follows:

	January 31, 2015	July 31, 2014
Proved crude oil and natural gas properties	956,743	956,487
Asset Retirement Cost	3,661	3,661
Less: Accumulated Impairment	(770,631)	(770,631)
Less: Accumulated Depletion	(147,138)	(140,996)
Total	$42,635	$48,521

Capitalized costs relate to our non-operated ownership interests in three wells located in Oklahoma.

Impairment

Under the full cost method, the Company is subject to a ceiling test. This ceiling test determines whether there is impairment to the proved properties. The impairment amount represents the excess of capitalized costs over the present value, discounted at 10%, of the estimated future net cash flows from the proven crude oil and natural gas reserves plus the cost, or estimated fair market value. We recorded no impairment expense for the six months ended January 31, 2015 or 2014.

Depletion

Under the full cost method, depletion is computed on the units of production method based on proved reserves, or upon reasonable estimates where proved reserves have not yet been established due to the recent commencement of production. Depletion expense recognized was $2,968 and $14,952 for the three month periods ended January 31, 2015 and 2014, respectively, and was $6,306 and $33,122 for the six month periods ended January 31, 2015 and 2014, respectively.

HOMELAND RESOURCES, LTD
NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS
JANUARY 31, 2015

NOTE 9 – ASSET RETIREMENT OBLIGATIONS

As of January 31, 2015, the Company recognized the future cost to plug and abandon its wells over the estimated useful lives of the wells. The liability for the fair value of an asset retirement obligation with a corresponding increase in the carrying value of the related long-lived asset is recorded at the time a well is cased and being made ready for production. The Company amortizes the amount added to the crude oil and natural gas properties and will recognize accretion expense in connection with the discounted liability over the remaining life of the respective well. The estimated liability is based on historical experience in plugging and abandoning wells, estimated useful lives based on engineering studies, external estimates as to the cost to plug and abandon wells in the future and federal and state regulatory requirements. The liability is a discounted liability using a credit-adjusted risk-free rate of 7.5%.

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

The information below reflects the change in the asset retirement obligations during the six month period ended January 31, 2015 and the year ended July 31, 2014:

	Six month period ended January 31, 2015	Year ended July 31, 2014
Balance, beginning of year	$4,306	$3,875
Liabilities assumed	-	1,641
Revisions	-	(1,509)
Accretion expense	164	299
Balance, end of period	$4,470	$4,306

The reclamation obligation relates to the Gehrke#1-24, Jack#1-13, and Bunch #1-17 wells located in Oklahoma. The present value of the reclamation liability may be subject to change based on management’s current estimates, changes in remediation technology or changes in applicable laws and regulations. Such changes will be recorded in the accounts of the Company as they occur.

NOTE 10– NOTES PAYABLE

The Company has recorded the following notes payable:

	January 31, 2015	July 31, 2014
Radium Ventures 6.5% (A)	$-	$55,000
Radium Ventures 6.5% (A)	-	50,000
Radium Ventures 7.5% (A)	-	604,709
Radium Ventures 6.5% demand loans (A)	-	146,000
Convertible notes payable (B)	121,500	-
Convertible notes payable (C)	25,000	-
Convertible notes payable (D)	70,000	-
Discount	(133,316)	-
Total	$83,184	$855,709

HOMELAND RESOURCES, LTD
NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS
JANUARY 31, 2015

(A)	On July 8, 2014 Radium Ventures assigned $825,709 in principal and $205,982 in accrued interest to 18 investors related to these various notes. Radium retained $31,586 in principal and accrued interest. On various dates in August, 2014 all principal and interest totaling $1,063,277 were converted into shares of our common stock as described further below. From the beginning of the current period through the date of the conversion, interest expense recorded related to these notes amounted to $1,028. Interest expense recorded related to these notes for the corresponding prior period amounted to $15,345.

The various notes and related accrued interest held by the 18 investors of $825,709 and $205,982 were converted into 19,058,314 shares of our common stock on various dates in August, 2014. Radium Ventures had retained $31,586 in principal and accrued interest, which was converted into 1,003,514 shares of our common stock in August 2014. (Note 11)

The conversion of the notes payable into our shares of our common stock has resulted in a loss on conversion of $4,629,257 related to the market value of the common stock on the dates of conversions relative to the prescribed number of shares to be issued in the conversion agreements executed by the respective note holders.

(B)	On September 8, 2014 we issued a convertible promissory note in the principal amount of $88,500. Under the terms of the Convertible Note, the Company agreed to repay the principal amount of $88,500 plus interest accrued at a rate of 8% per annum on June 12, 2015. On December 31, 2014, we borrowed and agreed to repay $33,000 plus interest accrued at a rate of 8% from the same lender with the note maturing on October 1, 2015. We retained the right to prepay the principal and accrued interest on both notes in full upon giving three trading days prior written notice by paying a premium of 15% if paid within 30 days of the issue date increasing by 5% per month to a maximum of 40% if paid within 180 days following the issue date, after which the Company has no further rights of prepayment of the Convertible Notes.

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

In connection with these conversion features we have recorded debt discounts in the amount of $88,500 and $33,000 on the notes respectively related to the Level III fair value measurement of the conversion features on the day one issuance of the debt. This discount will be accreted over the term of the instrument. Accretion expense for the discounts for the three and six months ended January 31, 2015 amounted to $33,128 and $50,061 respectively, we recorded no such expense in the comparable prior periods. As of January 31, 2015, we have recorded an initial liability of $182,551 related to the embedded conversion features of the two notes and recorded expense of $61,827 and $52,095 respectively for the three and six months ended January 31, 2015 related to the change in the fair value of the liabilities. We used the black-scholes model in establishing the date of issuance fair value and end of reporting period fair value of the conversion liability. Key assumptions included in the fair value measurement of this liability included a grant date discounted conversion prices of $0.23 and $0.13 per share respectively, volatility of 386% and 381%, respectively, a dividend yield of 0%, and risk free interest rates of 0.10% and 0.25%, respectively. As of January 31, 2015 assumptions used to perform a fair value measurement included a discounted conversion price of $0.11 per share; volatility of 363%; dividend yield of 0%; and a risk free interest rate of 0.18%.

The Convertible Note contains anti-dilutive provisions and restrictions on the Company completing dilutive financing or sales of all or substantially all of its assets, it also includes customary conditions, representations and warranties.

HOMELAND RESOURCES, LTD
NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS
JANUARY 31, 2015

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

On March 6, 2015, we executed documents related to the borrowing of $16,500 through a convertible note payable. The convertible note will bear interest at 8% and mature on December 10, 2015. The note contains terms comparable to our September 8, 2014 and December 31, 2014 convertible notes payable as described elsewhere herein. The borrowing was effective March 20, 2015.

On March 13, 2015 $15,000 in principal of the September 8, 2014 note was converted into 189,155 shares of our common stock at a $0.0793 per share. (Notes 11, 14)

(C)	On December 30, 2014 we issued a convertible promissory note in the principal amount of $25,000. Under the terms of the Convertible Note, the Company agreed to repay the principal amount of $25,000 plus accrued interest at a rate of 8% per annum due on December 23, 2015. We retained the right to prepay the principal and accrued interest on both notes in full upon giving three trading days prior written notice by paying a premium of 15% if paid within 30 days of the issue date increasing by 6% per month to a maximum of 45% if paid within 180 days following the issue date, after which the Company has no further rights of prepayment of the Convertible Notes.

At any time commencing 180 days from the date of issuance of the Convertible Note, the lender has the right to convert all or any portion of the outstanding and unpaid principal amount and interest of the Convertible Note into shares of the Company’s common stock at a conversion price equal to 61% of the average of the lowest five closing bid prices for the Company’s common stock during the 10 trading days prior to the conversion date, subject to a limitation that the lender and its affiliates cannot at any time hold, as a result of conversion, more than 9.9% of the outstanding common stock of the Company.

In connection with the conversion feature we have recorded a debt discount in the amount of $25,000 on the note related to the Level III fair value measurement of the conversion feature on the day one issuance of the debt. This discount will be accreted over the term of the instrument. Accretion expense for the three and six months ended January 31, 2015 amounted to $2,909 and $2,909 respectively, we recorded no such expense in the comparable prior periods. As of January 31, 2015, we have recorded a an initial liability of $45,861 related to the embedded conversion feature of the note and recorded expense of $5,972 and $5,972 respectively for the three and six months ended January 31, 2015 related to the change in its fair value. We used the black-scholes model in establishing the date of issuance fair value and end of reporting period fair value of the conversion liability. Key assumptions included in the fair value measurement of this liability included a grant date discounted conversion price of $0.13 per share, volatility of 381%, a dividend yield of 0%, and a risk free interest rate of 0.23%. As of January 31, 2015 assumptions used to perform a fair value measurement included a discounted conversion price of $0.11 per share; volatility of 363%; dividend yield of 0%; and a risk free interest rate of 0.18%.

The Convertible Note contains restrictions on the Company completing sales of all or substantially all of its assets. It also includes customary conditions, representations and warranties.

In the event that the Company defaults in the payment of any amount due under the Convertible Note, the unpaid amount shall bear interest (“Default Interest”) at 24% per annum and defaults under certain provisions of the agreement can result in additional penalties of 50% of the amount outstanding.

Although the Convertible Note is dated for reference December 23, 2014, it was not effective until December 30, 2014 when the funds were advanced to the Company.

(D)	On January 22, 2015, we issued a convertible promissory note in the principal amount of $70,000. Under the terms of the Convertible Note, the Company agreed to repay the principal amount of $70,000 plus interest at a rate of 10% per annum in five equal installments of $14,000, plus accrued interest commencing on July 22, 2015. The Company has the right, subject to certain condition, to prepay the outstanding balance by paying a premium of 25%.

At any time commencing from the date of issuance of the Convertible Note, the lender has the right to convert all or any portion of the outstanding and unpaid principal amount and interest of the Convertible Promissory Note into shares of the Company’s common stock at a conversion price of $0.30, subject to adjustment. Conversion is subject to a limitation that the lender and its affiliates cannot at any time hold, as a result of conversion, more than 4.99% of the outstanding common stock of the Company.

HOMELAND RESOURCES, LTD
NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS
JANUARY 31, 2015

In connection with the issuance of this note we issued to the lender stock purchase warrants to purchase 175,000 shares of our common stock at $0.20 per share. The warrants are exercisable immediately and for a period of five years from the date of issuance and contain a cashless exercise provision. We have recorded a debt discount of $35,000 in connection with the issuance of the warrants. The discount will be amortized over the term of the note. Assumptions used to value the stock purchase warrants using the black-scholes model include an exercise price of $0.20, volatility of 534%, a dividend yield of 0% and a risk free interest rate of 1.18%. Accretion expense related to the amortization of the discount amounted to $1,214 and $1,214 for the three and six months ended January 31, 2015, we recorded no comparable expense in the prior period.

Interest expense incurred during the three and six months ended January 31, 2015 amounted to $40,411 and $59,555, respectively, compared to $16,111 and $46,456 during the three and six months ended January 31, 2014, respectively. Accrued interest expense related to these notes amounted to $4,188 at January 31, 2015 and has been included in accrued liabilities on the Company’s balance sheet.

NOTE 11 –STOCKHOLDERS’ (DEFICIT)

Effective September 30, 2014, we amended our Articles of Incorporation to (i) decrease the number of authorized common stock from 500,000,000 to 100,000,000 with a par value of $0.0001 per share, and (ii) to reverse split the number of outstanding shares on a 5-to-1 basis.

As of January 31, 2015, the Company had 32,471,828 shares of our common stock and no shares of preferred stock outstanding.

In August 2014, 20,061,828 shares our common stock were issued to 18 investors and to Radium Ventures related to the conversion of $1,063,277 in principal and accrued interest. (Note 10) The conversions occurred on various dates in August, 2014 and were issued at prices ranging from $.23 to $.33 per share. The prescribed conversion price as set forth in the conversion agreement was $.053 per share. The difference between the market value of the shares and the conversion price as per the individual conversion agreements resulted in the recognition of a loss of $4,629,257 on the conversions.

On October 23, 2014 we issued 250,000 shares of our common stock in connection with the execution of a Fiscal Advisory Agreement, (the “Fiscal Advisory Agreement”). Under the terms of the Fiscal Advisory Agreement, the counterparty has agreed to introduce us to investment advisors, investment banks and institutional investors in Europe and the Middle East over a period of six months. In consideration of services received, we issued 250,000 shares of our common stock to the counterparty at $0.31 per share. The issuance of the common shares resulted in a charge of $77,500 which has been recorded as a prepaid expense. These costs will be amortized over the six month term of the agreement. For the six months ended January 31, 2015, we recorded $42,582 in consulting expense related to the amortization of this prepaid.

Subsequent to January 31, 2015 on March 13, 2015 we issued 189,155 shares of our common stock at $0.0793 per share related to the conversion of $15,000 in principal of our September 8, 2014 convertible note payable. (Note 10)

NOTE 12 – STOCK OPTIONS

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

HOMELAND RESOURCES, LTD
NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS
JANUARY 31, 2015

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

As of January 31, 2015, we had not issued any stock options under the terms of the plan.

NOTE 13 – RELATED PARTY TRANSACTIONS

As of January 31, 2015 and July 31, 2014, the Company owed $nil and $249,854 to a related party. During the six months ended January 31, 2015, the Company incurred no related party expense. During the six months ended January 31, 2014 the Company incurred $21,000 in consulting expense with the related party. The Company made no cash payments to related parties during the six months ended January 31, 2015.

NOTE 14 – SUBSEQUENT EVENT

As of February 15, 2015 we failed to close on the initial purchase of shares per the terms in the January 15, 2015 Letter Agreement. On March 10, 2015 an Extension of the closing and payment dates under the Letter Agreement was executed. In connection with the Extension the initial closing was extended from February 15, 2015 to May 15, 2015 and all other payment dates were also deferred 90 days. In connection with the execution of the Extension the Company agreed to pay $19,000 of TSS’s legal costs related to the execution of the Extension.

On March 6, 2015, we executed documents related to the borrowing of $16,500 through a convertible note payable. The convertible note will bear interest at 8% and mature on December 10, 2015. The note contains terms comparable to our September 8, 2014 and December 31, 2014 convertible notes payable as described elsewhere herein. The borrowing was effective March 20, 2015. (Note 10)

On March 13, 2015 we issued 189,155 shares of our common stock at $0.0793 per share related to the conversion of $15,000 in principal of our September 8, 2014 convertible note payable. (Note 10)

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Certain statements contained in this Quarterly Report on Form 10-Q constitute "forward-looking statements."  These statements, identified by words such as “plan,” "anticipate," "believe," "estimate," "should," "expect" and similar expressions include our expectations and objectives regarding our future financial position, operating results and business strategy. These statements reflect the current views of management with respect to future events and are subject to risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from those described in the forward-looking statements. Such risks and uncertainties include those set forth under the caption “Part II – Item 1A. Risk Factors” and elsewhere in this Quarterly Report. We do not intend to update the forward-looking information to reflect actual results or changes in the factors affecting such forward-looking information. We advise you to carefully review the reports and documents, particularly our Annual Reports, our Quarterly Reports and our Current Reports we file from time to time with the United States Securities and Exchange Commission (the “SEC”).  Copies of all of our filings with the SEC may be accessed by visiting the SEC site (http://www.sec.gov) and performing a search of our electronic filings.

Introduction

The following discussion and analysis summarizes our plan of operation for the next twelve months, our results of operations for the three and six months ended January 31, 2015, and changes in our financial condition from July 31, 2014. This discussion should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended July 31, 2014 filed with the SEC on November 11, 2014.

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

Acquisition Agreement

On January 15, 2015, we entered into a letter agreement (the “Letter Agreement”) with TeleSecurity Sciences Inc. (“TSS”), under which we agreed to purchase $7,500,000 of TSS’s common stock and were granted a warrant to purchase an additional $7,500,000 of TSS common stock.  Upon completion of its stock purchases, including exercise of the warrants, we will own 50% of the capital stock of TSS.  In addition, upon completion of the stock purchases, it is the intention of the parties that the parties enter into a business combination transaction which would result in a combination of the two companies with our shareholders owning 50% of the capital stock of the combined companies.  TSS is a Delaware corporation, based in Nevada, engaged in the development of advanced imaging systems and devices for both the medical and security fields.

Under the terms of the Letter Agreement, which was scheduled to close on February 15, 2015, we will purchase 743,373 shares of the common stock of TSS (representing approximately 25% of TSS’s outstanding common stock) and a warrant (the “A” Warrant) to purchase an additional 743,373 shares of common stock of TSS (approximately 25%).  Of the shares to be acquired, 99,116 shares will be fully paid with the payment of $1,000,000 in cash at the closing and 644,257 (the “Partially Paid Shares”) will be partially paid for at closing.  We will pay for the Partially Paid Shares by making 20 payments of $300,000 per month commencing April 15, 2015 and a final payment of $500,000 on December 15, 2016.  A proportionate amount of the Partially Paid Shares will become fully paid with each payment.

The “A” Warrant will be exercisable until January 15, 2017.  Exercise of the “A” Warrant will be subject to the purchase price for the Partially Paid Shares being fully paid.  We will exercise the “A” Warrant by paying $2,000,000 in cash to TSS, together with a $5,500,000 secured promissory note (the “Promissory Note”) bearing interest at 5% per annum and payable in 11 monthly installments of $500,000 plus accrued interest.

At closing, we will also acquire an additional warrant (the “B” Warrant) entitling us to purchase a number of shares of common stock of TSS equal to 50% of the amount of shares issued by TSS to third parties prior to a business combination with us as a result of the exercise of stock options or warrants of TSS (other than the warrants issued to us).  The purpose of the “B” Warrant is to protect us from dilution accruing from the exercises of outstanding options and warrants of TSS prior to a business combination between the parties.  The exercise price of the “B” Warrant will be equal to 50% of the aggregate exercise price paid to TSS by third parties exercising options or warrants.  Exercise of the “B” Warrant will be subject to the purchase price for the Partially Paid Shares being fully paid, and the “A” Warrant being exercised and the Promissory Note being fully paid.

Upon the purchase price for the Partially Paid Shares being fully paid, the “A” Warrant being exercised and the Promissory Note being fully paid, we and TSS have agreed to use the best efforts to enter into and cause each parties respective shareholders to approve a business combination between the parties (the “Business Combination”) on terms (without taking into account shares issuable on exercise of options and warrants outstanding) that would result in an entity (the “Resulting Entity”) being owned 50% by our shareholders and 50% by TSS shareholders.  During the first year following the Business Combination, TSS shall be entitled to nominate three of the Resulting Entity’s five directors and the Chief Executive Officer of TSS would be appointed to as the Chairman of the Board and Chief Executive Officer of the resulting entity combined entity.

As of February 15, 2015 we failed to close on the initial purchase of shares per the terms in the January 15, 2015 Letter Agreement. On March 10, 2015 an Extension of the closing and payment dates under the Letter Agreement was executed. In connection with the Extension the initial closing was extended from February 15, 2015 to May 15, 2015 and all other payment dates were also deferred 90 days. In connection with the execution of the Extension the Company agreed to pay $19,000 of TSS’s legal costs related to the Extension.

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

Loans

August Share Issuance

On various dates in August, 2014, we issued 20,061,828 shares of its common stock to settle $1,063,277 in principal and accrued interest. The conversion of the notes payable into shares of our common stock has resulted in a loss on conversion of $4,629,257 related to the market value of the common stock on the dates of conversion relative to the prescribed number of shares to be issued in the conversion agreements executed by the respective note holders.

September Convertible Note

On September 8, 2014 we issued a convertible promissory note in the principal amount of $88,500. Under the terms of the convertible note, we agreed to repay the principal amount of $88,500 plus interest accrued at a rate of 8% per annum on June 12, 2015. On December 31, 2014, we borrowed and agreed to repay $33,000 plus interest accrued at a rate of 8% from the same lender with the note maturing on October 1, 2015. We retained the right to prepay the principal and accrued interest on both notes in full upon giving three trading days prior written notice by paying a premium of 15% if paid within 30 days of the issue date increasing by 5% per month to a maximum of 40% if paid within 180 days following the issue date, after which we have no further rights of prepayment of the convertible notes.

At any time commencing 180 days from the date of issuance of the convertible note, the lender has the right to convert all or any portion of the outstanding and unpaid principal amount and interest of the convertible note into shares of our common stock at a conversion price equal to 61% of the average of the lowest five closing bid prices for our common stock during the 10 trading days prior to the conversion date, subject to a limitation that the lender and its affiliates cannot at any time hold, as a result of conversion, more than 4.9% of the our outstanding common stock.

The convertible note contains anti-dilutive provisions and restrictions on us completing dilutive financing or sales of all or substantially all of our assets, it also includes customary conditions, representations and warranties.

In the event that we default in the payment of any amount due under the convertible note, the unpaid amount shall bear interest at 22% per annum and defaults under certain provisions of the agreement can result in additional penalties of 50% or 100% of the amount outstanding with the higher amount applicable to situations where we refuse or hinder the issuance of shares on conversion of the note or any portion thereof.

On March 6, 2015, we executed documents related to the borrowing of $16,500 through a convertible note payable. The convertible note will bear interest at 8% and mature on December 10, 2015. The note contains terms comparable to our September 8, 2014 and December 31, 2014 convertible notes payable as described elsewhere herein. The borrowing was effective March 20, 2015.

On March 13, 2015 we issued 189,155 shares of our common stock at $0.0793 per share related to the conversion of $15,000 in principal of our September 8, 2014 convertible note payable.

December Convertible Note

On December 30, 2014 we issued a convertible promissory note in the principal amount of $25,000. Under the terms of the convertible note, we agreed to repay the principal amount of $25,000 plus accrued interest at a rate of 8% per annum due on December 23, 2015. We retained the right to prepay the principal and accrued interest on both notes in full upon giving three trading days prior written notice by paying a premium of 15% if paid within 30 days of the issue date increasing by 6% per month to a maximum of 45% if paid within 180 days following the issue date, after which we have no further rights of prepayment of the convertible notes.

At any time commencing 180 days from the date of issuance of the convertible note, the lender has the right to convert all or any portion of the outstanding and unpaid principal amount and interest of the convertible note into shares of our common stock at a conversion price equal to 61% of the average of the lowest five closing bid prices for our common stock during the 10 trading days prior to the conversion date, subject to a limitation that the lender and its affiliates cannot at any time hold, as a result of conversion, more than 9.9% of our outstanding common stock.

The convertible note contains restrictions on completing sales of all or substantially all of our assets.  It also includes customary conditions, representations and warranties.

In the event that we default in the payment of any amount due under the convertible note, the unpaid amount shall bear interest at 24% per annum and defaults under certain provisions of the agreement can result in additional penalties of 50% of the amount outstanding.

January Convertible Note

On January 22, 2015, we issued a convertible promissory note in the principal amount of $70,000. Under the terms of the convertible note, we agreed to repay the principal amount of $70,000 plus interest at a rate of 10% per annum in five equal installments of $14,000, plus accrued interest commencing on July 22, 2015. We have the right, subject to certain condition, to prepay the outstanding balance by paying a premium of 25%.

At any time commencing from the date of issuance of the convertible note, the lender has the right to convert all or any portion of the outstanding and unpaid principal amount and interest of the convertible note into shares of our common stock at a conversion price of $0.30, subject to adjustment. Conversion is subject to a limitation that the lender and its affiliates cannot at any time hold, as a result of conversion, more than 4.99% of our outstanding common stock.

In connection with the issuance of this note we issued to the lender warrants to purchase 175,000 shares of our common stock at $0.20 per share. The warrants are exercisable immediately and for a period of five years from the date of issuance and contain a cashless exercise provision. January 31, 2015 and has been included in accrued liabilities on our balance sheet.

Subsequent Borrowings

On March 6, 2015, we executed documents related to the borrowing of $16,500 through a convertible note payable. The convertible note will bear interest at 8% and mature on December 10, 2015. The note contains terms comparable to our September 8, 2014 and December 31, 2014 convertible notes payable as described elsewhere herein. The borrowing was effective March 20, 2015.

Results of Operations

Crude Oil and Natural Gas

The following table sets forth summary information regarding crude oil and natural gas production, average sales prices and average production costs for the three and six months ended January 31, 2015 and 2014. We determined the BOE using the ratio of six Mcf of natural gas to one BOE. The ratios of six Mcf of natural gas to one BOE does not assume price equivalency and, given price differentials, the price for a BOE for natural gas may differ significantly from the price for a barrel of oil.

	Three Months Ended		Six Months Ended
	January 31, 2015	January 31, 2014	January 31, 2015	January 31, 2014
Revenues:
Crude Oil	$1,937	$27,566	$9,419	$57,059
Natural Gas	597	1,092	1,228	2,857
Total crude oil and natural gas sales	$2,534	$28,658	$10,647	$59,916
Production:
Crude Oil (Bbls)	63.1	303.0	132.6	608.8
Natural Gas (Mcf)	162.2	270.0	316.3	755.6
Total (BOE)	90.1	348.0	185.3	734.7
Total (BOE/d)	1.0	3.8	1.0	4.0

Average Prices
Crude Oil (per Bbls)	$30.70	$90.98	$71.03	$93.72
Natural Gas (Per Mcf)	3.68	4.04	3.88	3.78
Total (Per BOE)	$28.12	$82.35	$57.46	$81.55

Lease Operating Expense (Per BOE)	$26.83	$4.55	$32.69	$5.04

Three months ended January 31, 2015 compared to the three months ended January 31, 2014.

Revenues - We recognized $2,534 in revenues during the three months ended January 31, 2015, compared with $28,658 for the three months ended January 31, 2014.  The decrease in revenue during fiscal 2015 is primarily attributable to decreased crude oil production volumes resulting primarily from the sale of our interests in a producing well effective November 1, 2013, coupled with natural decline curves in wells in which we retain a working interest, and significant decreases in realized oil prices.  In addition to the decreases in crude oil sales revenue were decreases in natural gas sales volumes. Decreased gas sales volumes result from the natural decline curves in wells in which we retain a working interest.

	Three Months Ended January 31,		Percentage Increase / (Decrease)
	2015	2014
Revenue	$2,534	$28,658	(91.2%	)
Operating Expenses	(222,662)	(53,898)	313.1%
Gain on conveyance of interest in oil and gas properties	-	73,871	(100.0%	)
Other Expenses	(156,580)	(16,111)	871.9%
Net Income (Loss)	$(376,708)	$32,520	(1,258.4%	)

For the three months ended January 31, 2015, we incurred a net loss of $376,708 as compared to a net income of $32,520 for the three months ended January 31, 2014.  The change from net income to a net loss is primarily attributable to the gain on conveyance recorded in the prior period, decreases in revenue during the period as discussed above, increases in derivative expense of $48,370 and change (expense) in fair value of derivative liabilities of $67,799, and increases in general and administrative expenses of $190,416, partially offset by a decrease in depletion, depletion and accretion.

Expenses - The major components of our operating expenses for the three months ended January 31, 2015 and 2014 are outlined in the table below:

	Three Months Ended January 31		Percentage Increase / (Decrease)
	2015	2014
Lease Operating Expenses	$2,417	$1,585	52.5%
Depreciation Depletion and Accretion	2,968	14,952	(80.1%	)
Consulting Fees – Related Party	-	10,500	(100.0%	)
General and Administrative	217,277	26,861	708.9%
Total Operating Expenses	$222,662	$53,898	313.1%

During the three months ended January 31, 2015, we incurred operating expenses of $222,662 as compared to $53,898 during the three months ended January 31, 2014, resulting in an increase of $168,764.  The increase in direct costs is primarily attributable to the following:

Lease Operating Expense – Lease operating expense increased to $2,417 during the three months ended January 31, 2015 from $1,585 for the three months ended January 31, 2014. The increase is primarily attributable to increased electric charges from the operator of our wells. On a BOE basis, Lease Operating Expense increased to $26.83 per BOE from $4.55 per BOE as the result of decreased production volumes to which we would allocate recurring monthly lease operating expenses such as electric, maintenance and transportation charges.

General and Administrative Expense – General and Administrative Expense increased to $217,277 as compared to $26,861 in the corresponding prior period. The increase related primarily to increases in consulting fees, legal expense, and directors fees. Increased consulting fees during the current period relate to ongoing activities related to our acquisition agreement with TSS and the execution of a Fiscal Advisory Agreement. Increased legal expense during the current period relates to increased utilization related to out 5-to-1 reverse stock split, adoption of our 2014 Stock Incentive Plan and ongoing activities related acquisition agreement with TSS. Increased directors fees during the current period relate to the appointment of new officers and directors in July, 2014.

These increases were partially offset by:

Depreciation, Depletion and Accretion (“DDA”) – DDA decreased to $2,968 as compared to $14,952 in the corresponding prior period, DDA decreased primarily as the result of the disposition of our interest in a producing well effective November 1, 2013 and in turn the relief of the corresponding amount of proved reserves, coupled with decreased production volumes.

Consulting Expenses - Decreases in related party consulting fees to $nil as compared to $10,500 in the corresponding period. Decreased related party consulting expense relates to the decreased utilization of certain parties whom had been classified as related in prior reporting periods.

Other Expenses – We incurred $156,580 in other expenses during the three months ended January 31, 2015 as compared to $16,111 during the three months ended January 31, 2014, resulting in an increase of $140,469.  The increase in other expenses is attributable to derivative expense recorded on the notes payable issued during the current period, and fair value adjustments of the derivative liabilities, as well as increased interest expense due to amortization of debt discounts associated with the new convertible notes.

Six months ended January 31, 2015 compared to the six months ended January 31, 2014.

Revenues - We recognized $10,647 in revenues during the six months ended January 31, 2015, compared with $59,916 for the six months ended January 31, 2014.  The decrease in revenue during fiscal 2015 is primarily attributable to decreased crude oil production volumes resulting primarily from the sale of our interests in a producing well effective November 1, 2013, coupled with natural decline curves in wells in which we retain a working interest, and decreases in realized oil prices.  In addition to the decreases in crude oil sales revenue were decreases in natural gas sales volumes. Decreased gas sales volumes result from the natural decline curves in wells in which we retain a working interest.

	Six months Ended January 31,		Percentage Increase / (Decrease)
	2015	2014
Revenue	$10,647	$59,916	(82.2%	)
Operating Expenses	(419,579)	(127,080)	230.2%
Gain on conveyance of interest in oil and gas properties	-	73,871	(100.0%	)
Other Expenses	(4,828,791)	(46,456)	10,294.3%
Net Loss	$(5,237,723)	$(39,749)	13,077.0%

For the six months ended January 31, 2015, we incurred a net loss of $5,237,723 as compared to a net loss of $39,749 for the six months ended January 31, 2014.  The increase in net loss of $5,197,974 is primarily attributable to the gain on conveyance recorded in the prior period, loss on conversion of notes payable of $4,629,257, decreases in revenue during the period as discussed above, increases in derivative expense of $81,912 and change (expense) in fair value of derivative liabilities of $58,067, and increases in general and administrative expenses of $337,959, partially offset by a decrease in depletion, depletion and accretion.

Expenses - The major components of our expenses for the six months ended January 31, 2015 and 2014 are outlined in the table below:

	Six months Ended January 31		Percentage Increase / (Decrease)
	2015	2014
Lease Operating Expenses	$6,058	$3,702	63.6%
Depreciation Depletion and Accretion	6,306	33,122	(81.0%	)
Consulting Fees – Related Party	-	21,000	(100.0%	)
General and Administrative	407,215	69,256	488.0%
Total Operating Expenses	$419,579	$127,080	230.2%

During the six months ended January 31, 2015, we incurred operating expenses of $419,579 as compared to $127,080 during the six months ended January 31, 2014, resulting in an increase of $292,499.  The increase in direct costs is primarily attributable to the following:

Lease Operating Expense – Lease operating expense increased to $6,058 during the six months ended January 31, 2015 from $3,702 for the six months ended January 31, 2014. The increase is primarily attributable to increased electric charges from the operator of our wells. On a BOE basis, Lease Operating Expense increased to $32.69 per BOE from $5.04 per BOE as the result of decreased production volumes to which we would allocate recurring monthly lease operating expenses such as electric, maintenance and transportation charges.

General and Administrative Expense – General and administrative expense increased to $407,215 as compared to $69,256 in the corresponding prior period, related primarily to increases in consulting fees, legal expense, and directors fees. Increased consulting fees during the current period relate to ongoing activities related to our potential pending transaction with TSS, and the execution of a Fiscal Advisory Agreement. Increased legal expense during the current period relates to increased utilization related to out 5-to-1 reverse stock split, adoption of 2014 Stock Incentive Plan and ongoing activities related to our potential pending transaction with TSS. Increased directors fees during the current period relate to the appointment of new officers and directors in July, 2014.

These increases were partially offset by:

Depreciation, Depletion and Accretion (“DDA”) – DDA decreased to $6,306 as compared to $33,122 in the corresponding prior period, DDA, decreased primarily as the result of the disposition of our interest in a producing well effective November 1, 2013, and in turn the relief of the corresponding amount of proved reserves, coupled with decreased production volumes.

Consulting Expenses - Decreases in related party consulting fees to $nil as compared to $21,000 in the corresponding period. Decreased related party consulting expense relates to the decreased utilization of certain parties whom had been classified as related in prior reporting periods.

Other Expenses – We incurred $4,828,791 in other expenses during the six months ended January 31, 2015 as compared to $46,456 during the six months ended January 31, 2014 resulting in an increase of $4,782,335.  The increase in other expenses is attributable to the loss on conversion of notes payable of $4,629,257, derivative expense recorded on the notes payable issued during the current period of $81,912, and fair value adjustments of the derivative liabilities of $58,067, as well as increased interest expense due to amortization of debt discounts associated with the new convertible notes.

Liquidity and Capital Resources

Working Capital

	At January 31, 2015	At July 31, 2014	Percentage Increase / (Decrease)
Current Assets	$50,457	$14,721	242.8%
Current Liabilities	(888,310)	(1,432,356)	(38.0%	)
Working Capital (Deficit)	$(837,853)	$(1,417,635)	(40.9%	)

Working Capital - At January 31, 2015, we had cash of $13,538 and our current liabilities exceeded our current assets by $837,853, as compared to cash of $10,721 and current liabilities which exceeded our current assets by $1,417,635 at July 31, 2014.  The decrease in our working capital deficit relates primarily to the conversion of notes payable and accrued interest during the current period, as well as decreased cash balances resulting from losses incurred through operations.

Cash Flows

	Six Months Ended January 31
	2015	2014
Net Cash (used in) provided by Operating Activities	$(202,757)	$8,964
Net Cash (used in) provided by Investing Activities	(926)	9,994
Net Cash provided by Financing Activities	206,500	90,000
Net Increase in Cash During Period	$2,817	$108,958

Net Cash (Used in) Operating Activities. The changes in net cash used in operating activities for the six months ended January 31, 2015 and 2014 are attributable to our net income adjusted for non-cash charges as presented in the statements of cash flows and changes in working capital as discussed above.

Net Cash (Used in) Investing Activities. Net cash used in investing activities for the six months ended January 31, 2015 and 2014 was related to our expenditures on crude oil and natural gas properties as well as our participation in drilling and seismic programs, offset by proceeds received from the conveyance of our working interests in crude oil and natural gas properties.

Net Cash Provided by Financing Activities.  On September 8, 2014 we issued a convertible promissory note in the principal amount of $88,500. Under the terms of the convertible note, we agreed to repay the principal amount of $88,500 plus interest accrued at a rate of 8% per annum on June 12, 2015. On December 31, 2014, we borrowed and agreed to repay $33,000 plus interest accrued at a rate of 8% from the same lender with the note maturing on October 1, 2015. We retained the right to prepay the principal and accrued interest on both notes in full upon giving three trading days prior written notice by paying a premium of 15% if paid within 30 days of the issue date increasing by 5% per month to a maximum of 40% if paid within 180 days following the issue date, after which we have no further rights of prepayment of the convertible notes.  On December 30, 2014 we issued a convertible promissory note in the principal amount of $25,000. Under the terms of the convertible note, we agreed to repay the principal amount of $25,000 plus accrued interest at a rate of 8% per annum due on December 23, 2015. We retained the right to prepay the principal and accrued interest on both notes in full upon giving three trading days prior written notice by paying a premium of 15% if paid within 30 days of the issue date increasing by 6% per month to a maximum of 45% if paid within 180 days following the issue date, after which we have no further rights of prepayment of the convertible notes.  On January 22, 2015, we issued a convertible promissory note in the principal amount of $70,000. Under the terms of the convertible note, we agreed to repay the principal amount of $70,000 plus interest at a rate of 10% per annum in five equal installments of $14,000, plus accrued interest commencing on July 22, 2015. We have the right, subject to certain condition, to prepay the outstanding balance by paying a premium of 25%.

We anticipate that we may be required to make additional expenditures related to our remaining ownership interests in our crude oil and natural gas properties.   As of January 31, 2015, our cash balance was $13,538, and such cash will not be sufficient to meet our ongoing operations.  The ability to draw on our loan facility with Radium had expired effective on December 31, 2011.  If we exhaust all our cash, are unable to timely arrange for new financing, or do not pay our share of potential operating program costs, we may be forced to further reduce our ownership interests in our crude oil and natural gas properties and or forfeit our rights to our acquired interests.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of January 31, 2015.

Going Concern

In its report prepared in connection with our fiscal year 2014 financial statements, our independent registered public accounting firm included an explanatory paragraph stating that, because we had an accumulated deficit of $1,583,589, a working capital deficit of $1,417,635 and a stockholders’ deficit of $1,373,419 at July 31, 2014, there was substantial doubt about our ability to continue as a going concern.  At January 31, 2015, our accumulated deficit was $6,821,312, a working capital deficit of $837,853 and our stockholder’s deficit amounted to $799,688.  Our continued existence will depend in large part upon our ability to raise sufficient additional capital, we will need to raise equity or borrow additional capital. If additional financing is not available, we will be compelled to reduce the scope of our business activities further.  If we are unable to fund our operating cash flow needs and planned capital investments, it may be necessary to sell all or a portion of our remaining interests in our crude oil and natural gas properties. These factors among others may indicate that we may be unable to continue in existence. Management believes that they can be successful in obtaining debt and/or equity financing which will enable us to continue in existence and establish itself as a going concern.

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

Item 4.      Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rules 13a-15(e) and 15(d)-15(e) as of January 31, 2015 (“Evaluation Date”). Based upon that evaluation our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of the Evaluation Date as a result of the material weaknesses in internal control over financial reporting discussed in our Annual Report on Form 10-K for the year ended July 31, 2014 (the “2014 Annual Report”).

Notwithstanding the assessment that our internal controls over financial reporting were not effective and that there were material weaknesses as identified in our 2014 Annual Report, we believe that our financial statements contained in our Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 2015 report fairly present our financial condition, results of operations and cash flows in all material respects.

Changes in Internal Controls

There were no changes in our internal control over financial reporting during the fiscal quarter ended January 31, 2015 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.       Defaults Upon Senior Securities

None.

Item 4.       Mine Safety Disclosures

Not applicable.

Item 5.       Other Information

Effective March 18, 2015, our directors amended our Bylaws to add the following article:

“Article 5.8DWAC/FAST SERVICES. The Corporation is permitted to use electronic book entry share register and transfer systems and to use paperless certificate systems.”

Other than the addition of Article 5.8, as set out above, our directors did not amend any other terms of our Bylaws.  A copy of the amendment to our Bylaws is attached as exhibit 3.6 to this quarterly report.

Item 6.       Exhibits

Regulation S-K Number	Exhibit
3.1	Articles of Incorporation (1)
3.2	Amendment to Articles of Incorporation (1)
3.3	Certificate of Change Pursuant to NRS 78.209 (2)
3.4	Certificate of Change Pursuant to NRS 78.209 (8)
3.5	Bylaws (1)
3.6	Amendment #1 to the Bylaws of The Company, Article 5.8, dated March 18, 2015
10.1	Notice of Mining Claims HR #1-6, recorded by Luna County, New Mexico, on March 24, 2004 (1)
10.2	Confirmation of Agreement with Leroy Halterman dated August 1, 2007 (1)
10.3	Loan Commitment Letter from Wellington Financial Corporation dated August 1, 2007 (1)
10.4	Notice of Intent to Hold the HR #1-6 Lode Mining Claims, filed with the Bureau of Land Management on August 15, 2007 (1)
10.5	Notice of Intent to Hold the HR #1-6 Lode Mining Claims recorded by Luna County, New Mexico, on August 17, 2007 (1)
10.6	Loan Commitment dated April 19, 2010 from Radium Ventures Corp. (3)
10.7	Loan Commitment dated May 11, 2010 from Radium Ventures Corp. (3)
10.8	Loan Agreement dated May 15, 2010 from Radium Ventures Corp. (3)
10.9	Loan Agreement dated April 19, 2013 from Radium Ventures Corp.(4)
10.10	Loan Agreement dated April 30, 2013 from Radium Ventures Corp. (5)
10.11	Loan Agreement dated June 26, 2013 from Radium Ventures Corp. (5)
10.12	Securities Purchase Agreement dated for reference September 8, 2014 between the Company and KBM Worldwide, Inc. (6)
10.13	Convertible Promissory Note dated for reference September 8, 2014 executed by the Company in favor of KBM Worldwide, Inc. (6)
10.14	Investor Relations Services Agreement dated September 16, 2014 with 1830012 Ontario Ltd. (operating as Circadian Group). (7)
10.15	2014 Stock Option Plan (9)
10.16	Fiscal Advisory Agreement dated October 23, 2014, between the Company and Charles Flynn (9)
10.17	Securities Purchase Agreement dated for reference December 29, 2014 between the Company and KBM Worldwide, Inc. (10)
10.18	Convertible Promissory Note dated for reference December 29, 2014 executed by the Company in favor of KBM Worldwide, Inc. (10)
10.19	Securities Purchase Agreement dated as of December 23, 2014 between the Company and LG Capital Funding, LLC.(11)
10.20	8% Convertible Redeemable Note dated for reference December 23, 2014 executed by the Company in favor of LG Capital Funding, LLC (11)
10.21	Letter Agreement dated January 15, 2015 between the Company and Telesecurity Sciences, Inc. (12)
10.22	Securities Purchase Agreement dated for reference January 22, 2015 between the Company and Typenex Co-Investment, LLC. (13)
10.23	10% Convertible Promissory Note dated for reference January 22, 2015 executed by the Company in favor of Typenex Co-Investment, LLC (13)
10.24	Form of Warrant issued to Typenex Co-Investment, LLC (13)
14.1	Code of Ethics (9)
31.1	Rule 15d-14(a) Certification of Thomas Campbell
31.2	Rule 15d-14(a) Certification of Paul D. Maniscalco
32.1	Certification of Thomas Campbell Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002
32.2	Certification of Paul D. Maniscalco Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002
101*	Financial statements from the Quarterly Report on Form 10-Q of Homeland Resources Ltd. for the quarter ended January 31, 2015, formatted in XBRL: (i) the Balance Sheets; (ii) the Statements of Operations; (iii) the Statements of Cash Flows; (iv) the Statements of Stockholders’ Equity; and (v) the Notes to Financial Statements

(1)	Incorporated by reference to the exhibits to the registrant’s registration statement on Form SB-1 filed November 19, 2007, file number 333-147501.
(2)	Incorporated by reference to the exhibits to the registrant’s current report on Form 8-K filed June 29, 2009, file number 333-147501.
(3)	Incorporated by reference to the exhibits to the registrant’s current report on Form 8-K filed April 19, 2010, file number 333-147501
(4)	Incorporated by reference to the exhibits to the registrant’s annual report on Form 10-K filed November 14, 2014, file number 333-147501.
(5)	Incorporated by reference to the exhibits to the registrant’s annual report on Form 10-K filed October 29, 2013, file number 333-147501
(6)	Incorporated by reference to the exhibits to the registrant’s current report on Form 8-K filed September 16, 2014, file number 000-55282.
(7)	Incorporated by reference to the exhibits to the registrant’s current report on Form 8-K filed September 18, 2014, file number 000-55282.
(8)	Incorporated by reference to the exhibits to the registrant’s current report on Form 8-K filed September 30, 2014, file number 000-55282.
(9)	Incorporated by reference to the exhibits to the registrant’s current report on Form 10-K filed November 12, 2014, file number 000-55282
(10)	Incorporated by reference to the exhibits to the registrants current report on Form 8-K filed on January 5, 2015, file number 000-55282
(11)	Incorporated by reference to the exhibits to the registrants current report on Form 8-K filed on January 6, 2015, file number 000-55282
(12)	Incorporated by reference to the exhibits to the registrants current report on Form 8-K filed on January 20, 2015 file number 000-55282
(13)	Incorporated by reference to the exhibits to the registrants current report on Form 8-K filed on January 29, 2015 file number 000-55282

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
Date: March 23, 2015

By:	/s/ Paul D. Maniscalco
Paul D. Maniscalco
Chief Financial Officer
(Principal Accounting Officer)
Date: March 23, 2015