Form 10-Q
period 2015-04-30
HOMELAND RESOURCES LTD.
filed 2015-06-22
CIK 1409624

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2015

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
Yes  [  ]   No  [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 36,082,036 shares of Common Stock, $0.0001 par value, as of June 18, 2015.

HOMELAND RESOURCES LTD.

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three and nine months ended April 30, 2015 are not necessarily indicative of the results that can be expected for the year ending July 31, 2015.

As used in this Quarterly Report, the terms "we,” "us,” "our,” and “Homeland” mean Homeland Resources Ltd. unless otherwise indicated. All dollar amounts in this Quarterly Report are in U.S. dollars unless otherwise stated.

HOMELAND RESOURCES LTD.
BALANCE SHEETS

	April 30, 2015	July 31, 2014
	(Unaudited)
ASSETS

Current Assets
Cash	$7,405	$10,721
Accounts receivable	2,000	4,000
Total Current Assets	9,405	14,721

Mineral property	-	1

Crude oil and natural gas properties, at cost (full cost method)
Proved properties	960,416	960,148
Less: accumulated depletion and depreciation	(919,993)	(911,627)
Net crude oil and natural gas properties	40,423	48,521

Total Assets	$49,828	$63,243

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)

Current Liabilities
Accounts payable and accrued liabilities	$510,498	$326,793
Accounts payable – related party	-	249,854
Convertible notes payable, net of unamortized discount	110,685	855,709
Derivative liability associated with convertible securities	126,986	-
Total Current Liabilities	748,169	1,432,356

Long Term Liabilities
Asset retirement obligation	4,553	4,306
Total Liabilities	752,722	1,436,662

Stockholders’ (Deficit)
Preferred stock - $0.0001 par value; authorized – 250,000,000 shares issued and outstanding – nil and nil, respectively	-	-
Common stock - $0.0001 par value; authorized - 100,000,000 shares Issued and outstanding – 34,582,036 and 12,160,000 shares respectively (Restated to reflect September 30, 2014 5-to-1 reverse stock split)	3,458	1,216
Additional paid in capital	6,566,740	208,954
Accumulated (Deficit)	(7,273,092)	(1,583,589)
Total Stockholders’ (Deficit)	(702,894)	(1,373,419)

Total Liabilities and Stockholders’ (Deficit)	$49,828	$63,243

HOMELAND RESOURCES LTD.
STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended April 30, 2015	Three Months Ended April 30, 2014	Nine Months Ended April 30, 2015	Nine Months Ended April 30, 2014
REVENUES
Oil and gas revenue	$2,768	$8,757	$13,415	$68,673
Total Revenues	2,768	8,757	13,415	68,673

COSTS AND EXPENSES
Lease operating expenses	1,400	1,846	7,457	5,548
Depreciation, depletion, and accretion	2,308	24,167	8,614	62,869
Impairment of crude oil and natural gas properties	-	663,179	-	663,179
Consulting fees – related party	-	10,500	-	31,500
General and administrative	534,260	45,323	941,475	114,580
TOTAL OPERATING EXPENSES	537,968	745,015	957,546	877,676

(LOSS) FROM OPERATIONS	(535,200)	(736,258)	(944,131)	(809,003)

OTHER INCOME (EXPENSES)
Interest expense	(66,234)	(15,586)	(125,789)	(62,042)
Loss on conversion of notes payable	-	-	(4,629,257)	-
Derivative expense	(14,389)	-	(96,301)	-
Change in fair value of derivative liability	164,042	-	105,975	-
TOTAL OTHER INCOME (EXPENSES)	83,419	(15,586)	(4,745,372)	(62,042)

Gain on conveyance of interest in crude oil and natural gas properties	-	-	-	147,978

Net (Loss)	$(451,781)	$(751,844)	$(5,689,503)	$(723,067)

Net (Loss) Per Common Share Basic and Diluted(1)	$(0.01)	$(0.06)	$(0.18)	$(0.06)

Weighted average number of common shares outstanding Basic and Diluted	33,213,111	12,160,000	31,534,271	12,160,000

(1)	Net income (loss) per share and weighted average number of common shares outstanding basic and diluted reflect September 30, 2014 5-to-1 reverse stock split

HOMELAND RESOURCES LTD.
STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended April 30, 2015	Nine Months Ended April 30, 2014
OPERATING ACTIVITIES
Net (Loss)	$(5,689,503)	$(723,067)
Adjustments to reconcile net (loss) to net cash (used in) provided by operating activities:
Depreciation, depletion, and accretion	8,614	62,869
Common stock issued for services	77,500	-
Share based compensation	325,185	-
Impairment of oil and gas properties	-	663,179
Gain on sale of interest in oil and gas properties	-	(147,978)
Amortization of debt discount	116,685	-
Loss on conversion of notes payable	4,629,257	-
Derivative expense	96,301	-
Change in fair value of derivative liabilities	(105,975)	-
Change in non-cash working capital items:
Decrease in accounts receivable	2,000	12,000
(Increase) in prepaid assets	-	(1,925)
Increase in accounts payable and accrued liabilities	142,212	75,787
Increase in accrued interest payable	9,104	47,042
Increase in accounts payable related party	-	31,500
Net cash (used in) provided by operating activities	(388,620)	19,407

INVESTING ACTIVITIES
Additions to interests in crude oil and natural gas properties	254	(203,807)
Proceeds from conveyance of interest in crude oil and natural gas properties	-	141,505
Net cash provided by (used in) investing activities	254	(62,302)

FINANCING ACTIVITIES
Proceeds from notes payable	223,000	90,000
Proceeds from the sale of common stock (net of offering costs)	162,050	-
Net cash provided by financing activities	385,050	90,000

Net (decrease) increase in cash	(3,316)	47,105
Cash beginning of period	10,721	5,989
Cash end of period	$7,405	$53,094

SUPPLEMENTAL CASH FLOW DISCLOSURES
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

NON CASH INVESTING AND FINANCING TRANSACTIONS
Discount on convertible notes recorded to additional paid in capital	$61,340	$-
Common stock issued in conversion of notes payable	$61,340	$-
Forgiveness of Joint Interest billing costs owed from conveyance of interest in oil and gas properties	$-	$58,495

HOMELAND RESOURCES, LTD
NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS
APRIL 30, 2015

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

NOTE 2 – GOING CONCERN

As of April 30, 2015, our current liabilities exceeded our current assets by $738,764 and for the nine months ended April 30, 2015, our net loss was $5,689,503. Our results of operations have resulted in an accumulated deficit of $7,273,092 and a total stockholders’ deficit of $702,894 as of April 30, 2015. We plan no further participation in any drilling programs for the remainder of calendar 2015 and during the remainder of the fiscal year. It is difficult to anticipate our capital requirements for the remainder of the fiscal year as expenses related to our ongoing ownership in crude oil and natural gas properties may be unpredictable, in addition we have cash requirements related to our initial January 15, 2015, Letter Agreement with TeleSecurity Sciences, Inc. (“TSS”) under which we agreed to purchase $7,500,000 of TSS’s common stock (Note 5). If additional financing is not available, we will be compelled to reduce the scope of our ongoing business activities further and or default on our Letter Agreement with TSS. If we are unable to fund our operating cash flow needs, it may be necessary to sell all or a portion of our remaining interests in our crude oil and natural gas properties. These factors among others may indicate that the Company may be unable to continue in existence. The Company's financial statements do not include any adjustments related to the realization of the carrying value of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence. The Company's ability to establish itself as a going concern is dependent upon its ability to obtain additional financing. Management believes that they can be successful in obtaining debt and/or equity financing which will enable the Company to continue in existence and establish itself as a going concern.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounts Receivable – Accounts receivable consists of amounts receivable from crude oil and natural gas sold from our well interests. As of April 30, 2015, our accounts receivable amounted to $2,000, all of which is due from one party, the operator of our crude oil and natural gas properties. Management believes this amount to be fully collectible; we will continue to monitor amounts receivable for collectability on a periodic basis.

Asset Retirement Obligation– Asset retirement obligations associated with tangible long-lived assets are accounted for in accordance with ASC 410, “Accounting for Asset Retirement Obligations.” The estimated fair value of the future costs associated with dismantlement, abandonment and restoration of crude oil and natural gas

HOMELAND RESOURCES, LTD
NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS
APRIL 30, 2015

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

Concentrations - The Company received 100% of its revenues from the operator of its crude oil and natural gas properties during the fiscal quarters ended April 30, 2015 and 2014.

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

HOMELAND RESOURCES, LTD
NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS
APRIL 30, 2015

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

In July 2013, the FASB issued ASU No. 2013-11 “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carry-Forward, a Similar Tax Loss, or a Tax Credit Carry-Forward Exists” (“ASU 2013-11”). ASU 2013-11 addresses the diversity in practice that exists for the balance sheet presentation of an unrecognized tax benefit when a net operating loss carry-forward, a similar tax loss, or a tax credit carry-forward exists. ASU 2013-11 requires that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carry-forward, a similar tax loss, or a tax credit carry-forward. ASU No. 2013-11 is in effect for our fiscal quarter ending April 30, 2015. ASU 2013-11 impacted the balance sheet presentation only. The adoption of ASU No 2013-11 did not have a material impact on the Company’s financial statements.

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

HOMELAND RESOURCES, LTD
NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS
APRIL 30, 2015

This is effective for the fiscal years and interim reporting periods beginning after December 15, 2017. We are currently evaluating the impact that the adoption of ASU 2014-09 will have on our consolidated financial statements or related disclosures.

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

HOMELAND RESOURCES, LTD
NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS
APRIL 30, 2015

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

As of February 15, 2015, we failed to close on the initial purchase of shares per the terms in the January 15, 2015 Letter Agreement. On March 10, 2015, an Extension of the closing and payment dates under the Letter Agreement (“Extension”) was executed. In connection with the Extension the initial closing was extended from February 15, 2015 to May 15, 2015, and all other payment dates were also moved forward 90 days. In connection with the execution of the Extension the Company paid $19,000 of TSS’s legal costs related to the execution of the Extension.

On May 15, 2015, we further extended the closing date and payment dates under the terms of the March 10, 2015 extension to the Letter Agreement dated January 15, 2015 with TSS. In connection with this second Extension, we agreed to pay TSS $5,000, the parties agreed to extend the extended closing date from May 15, 2015 to July 15, 2015, and all other closing and payment dates were also deferred 60 days.

NOTE 6 - FAIR VALUE MEASUREMENTS

The Company utilizes the guidance under ASC Topic 820, Fair Value Measurements and Disclosures.

ASC Topic 820 establishes a fair value hierarchy, giving the highest priority to quoted prices in active markets and the lowest priority to unobservable data and requires disclosures for assets and liabilities measured at fair value based on their level in the hierarchy. Further new authoritative accounting guidance (ASU 2009-05) under ASC Topic 820, provides clarification that in circumstances in which a quoted price in an active market for the identical liabilities is not available, a reporting entity is required to measure fair value using one or more of the techniques provided for in this update.

The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value which are the following:

Level 1 – Quoted prices in active markets for identical assets of liabilities

HOMELAND RESOURCES, LTD
NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS
APRIL 30, 2015

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

The following table sets forth the liabilities as April 30, 2015, which are recorded on the balance sheet at fair value on a recurring basis by level within the fair value hierarchy. As required, these are classified based on the lowest level of input that is significant to the fair value measurement:

		Fair Value Measurements at Reporting Date Using
Description	April 30, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Derivative liabilities associated with convertible promissory notes	$126,986	-	-	$126,986

The following table sets forth a summary of changes in fair value of our derivative liabilities for the period ended April 30, 2015.

April 30, 2015
Beginning balance August 1, 2014	$-
Embedded conversion option liability recorded in connection with the issuance of convertible promissory notes	259,301
Changes in derivative liabilities recorded in connection with the conversion of convertible promissory notes	(26,340)
Change in fair value of embedded beneficial conversion feature of convertible promissory notes included in earnings	(105,975)
Ending balance April 30, 2015	$126,986

HOMELAND RESOURCES, LTD
NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS
APRIL 30, 2015

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

Diluted net (loss) per common share is computed in the same manner, but also considers the effect of common shares underlying the following;

April 30, 2015
Convertible notes payable (1)	2,691,582
Stock options	5,000,000
Warrants	1,675,000
Total	9,366,582

(1)	Common shares potentially issuable as of April 30, 2015. Actual conversion amounts may vary related to share prices at the time of conversion.

All common shares underlying the convertible notes payable and warrants above were excluded from the diluted weighted average shares outstanding for the three and nine months ended April 30, 2015, because there effects were considered anti-dilutive. There were no potentially dilutive securities outstanding for the three and nine month periods ended April 30, 2014.

NOTE 8 – CRUDE OIL AND NATURAL GAS PROPERTIES

The aggregate amount of capitalized costs related to our crude oil and natural gas properties and the aggregate amount of accumulated depletion and impairment as of April 30, 2015 and July 31, 2014, are as follows:

	April 30, 2015	July 31, 2014
Proved crude oil and natural gas properties	956,755	956,487
Asset Retirement Cost	3,661	3,661
Less: Accumulated Impairment	(770,631)	(770,631)
Less: Accumulated Depletion	(149,362)	(140,996)
Total	$40,423	$48,521

Capitalized costs relate to our non-operated ownership interests in three wells located in Oklahoma.

Impairment

Under the full cost method, the Company is subject to a ceiling test. This ceiling test determines whether there is impairment to the proved properties. The impairment amount represents the excess of capitalized costs over the present value, discounted at 10%, of the estimated future net cash flows from the proven crude oil and natural gas reserves plus the cost, or estimated fair market value. We recorded no impairment expense for the three and nine months ended April 30, 2015, and we recorded impairment expense of $663,179 for the three and nine months ended April 30, 2014.

HOMELAND RESOURCES, LTD
NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS
APRIL 30, 2015

Depletion

Under the full cost method, depletion is computed on the units of production method based on proved reserves, or upon reasonable estimates where proved reserves have not yet been established due to the recent commencement of production. Depletion expense recognized was $2,225 and $24,092 for the three month periods ended April 30, 2015 and 2014, respectively, and was $8,367 and $62,650 for the nine month periods ended April 30, 2015 and 2014, respectively.

NOTE 9 – ASSET RETIREMENT OBLIGATIONS

As of April 30, 2015, the Company recognized the future cost to plug and abandon its wells over the estimated useful lives of the wells. The liability for the fair value of an asset retirement obligation with a corresponding increase in the carrying value of the related long-lived asset is recorded at the time a well is cased and being made ready for production. The Company amortizes the amount added to the crude oil and natural gas properties and will recognize accretion expense in connection with the discounted liability over the remaining life of the respective well. The estimated liability is based on historical experience in plugging and abandoning wells, estimated useful lives based on engineering studies, external estimates as to the cost to plug and abandon wells in the future and federal and state regulatory requirements. The liability is a discounted liability using a credit-adjusted risk-free rate of 7.5%.

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

The information below reflects the change in the asset retirement obligations during the nine month period ended April 30, 2015 and the year ended July 31, 2014:

	Nine month period ended April 30, 2015	Year ended July 31, 2014
Balance, beginning of year	$4,306	$3,875
Liabilities assumed	-	1,641
Revisions	-	(1,509)
Accretion expense	247	299
Balance, end of period	$4,553	$4,306

The reclamation obligation relates to the Gehrke#1-24, Jack#1-13, and Bunch #1-17 wells located in Oklahoma. The present value of the reclamation liability may be subject to change based on management’s current estimates, changes in remediation technology or changes in applicable laws and regulations. Such changes will be recorded in the accounts of the Company as they occur.

NOTE 10 – NOTES PAYABLE

The Company has recorded the following notes payable:

	April 30, 2015	July 31, 2014
Radium Ventures 6.5% (A)	$-	$55,000
Radium Ventures 6.5% (A)	-	50,000
Radium Ventures 7.5% (A)	-	604,709
Radium Ventures 6.5% demand loans (A)	-	146,000
Convertible notes payable (B)	86,500	-
Convertible notes payable (C)	25,000	-
Convertible notes payable (D)	70,000	-
Convertible notes payable (E)	16,500	-
Discount	(87,315)	-
Total	$110,685	$855,709

HOMELAND RESOURCES, LTD
NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS
APRIL 30, 2015

(A)	On July 8, 2014, Radium Ventures assigned $825,709 in principal and $205,982 in accrued interest to 18 investors related to these various notes. Radium retained $31,586 in principal and accrued interest. On various dates in August, 2014 all principal and interest totaling $1,063,277 were converted into shares of our common stock as described further below. From the beginning of the current period through the date of the conversion, interest expense recorded related to these notes amounted to $1,028. Interest expense recorded related to these notes for the corresponding prior period amounted to $15,345.

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

(B)	On September 8, 2014, we issued a convertible promissory note in the principal amount of $88,500. Under the terms of the Convertible Note, the Company agreed to repay the principal amount of $88,500 plus interest accrued at a rate of 8% per annum on June 12, 2015. On December 31, 2014, we borrowed and agreed to repay $33,000 plus interest accrued at a rate of 8% from the same lender with the note maturing on October 1, 2015. We retained the right to prepay the principal and accrued interest on both notes in full upon giving three trading days prior written notice by paying a premium of 15% if paid within 30 days of the issue date increasing by 5% per month to a maximum of 40% if paid within 180 days following the issue date, after which the Company has no further rights of prepayment of the Convertible Notes.

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

In connection with these conversion features we have recorded debt discounts in the amount of $88,500 and $33,000 on the notes respectively related to the Level III fair value measurement of the conversion features on the day one issuance of the debt. This discount will be accreted over the term of the instrument. Accretion expense for the discounts for the three and nine months ended April 30, 2015 amounted to $39,154 and $89,215 respectively, and we recorded no such expense in the comparable prior periods. As of April 30, 2015, we have recorded an initial liability of $182,551 related to the embedded conversion features of the two notes and recorded income of $131,578 and $60,019 respectively for the three and nine months ended April 30, 2015 related to the change in the fair value of the liabilities. We used the black-scholes model in establishing the date of issuance fair value and end of reporting period fair value of the conversion liability. Key assumptions included in the fair value measurement of this liability included a grant date discounted conversion prices of $0.23 and $0.13 per share respectively, volatility of 386% and 381%, respectively, a dividend yield of 0%, and risk free interest rates of 0.10% and 0.25%, respectively. As of April 30, 2015, assumptions used to perform a fair value measurement included a discounted conversion price of $0.0521 per share; volatility of 83.61% and 286.24% respectively; dividend yield of 0%; and a risk free interest rate of 0.24%.

HOMELAND RESOURCES, LTD
NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS
APRIL 30, 2015

On March 13, 2015, $15,000 in principal of the September 8, 2014 note was converted into 189,155 shares of our common stock at a discounted share price of $0.0793. On April 16, 2015, $20,000 in principal of the September 8, 2014 note was converted into 421,053 shares of our common stock at a discounted share price of $0.0475. (Note 11) In connection with these conversions we have recorded charges to additional paid in capital of $61,279 related to the value of the shares issued as compared to the value of the principal converted.

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

The Convertible Note matured on June 12, 2015, the remaining principal balance of $53,500 and accrued interest is past due and in default.

(C)	On December 30, 2014, we issued a convertible promissory note in the principal amount of $25,000. Under the terms of the Convertible Note, the Company agreed to repay the principal amount of $25,000 plus accrued interest at a rate of 8% per annum due on December 23, 2015. We retained the right to prepay the principal and accrued interest on both notes in full upon giving three trading days prior written notice by paying a premium of 15% if paid within 30 days of the issue date increasing by 6% per month to a maximum of 45% if paid within 180 days following the issue date, after which the Company has no further rights of prepayment of the Convertible Notes.

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

In connection with the conversion feature we have recorded a debt discount in the amount of $25,000 on the note related to the Level III fair value measurement of the conversion feature on the day one issuance of the debt. This discount will be accreted over the term of the instrument. Accretion expense for the three and nine months ended April 30, 2015, amounted to $8,091 and $11,000 respectively, and we recorded no such expense in the comparable prior periods. As of April 30, 2015, we have recorded a an initial liability of $45,861 related to the embedded conversion feature of the note and recorded income of $26,467 and $20,495 respectively for the three and nine months ended April 30, 2015, related to the change in its fair value. We used the black-scholes model in establishing the date of issuance fair value and end of reporting period fair value of the conversion liability. Key assumptions included in the fair value measurement of this liability included a grant date discounted conversion price of $0.13 per share, volatility of 381%, a dividend yield of 0%, and a risk free interest rate of 0.23%. As of April 30, 2015, assumptions used to perform a fair value measurement included a discounted conversion price of $0.0521 per share; volatility of 286.24%; dividend yield of 0%; and a risk free interest rate of 0.24%.

HOMELAND RESOURCES, LTD
NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS
APRIL 30, 2015

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

Although the Convertible Note is dated for reference December 23, 2014, it was not effective until December 30, 2014, when the funds were advanced to the Company.

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

In connection with the issuance of this note we issued to the lender stock purchase warrants to purchase 175,000 shares of our common stock at $0.20 per share. The warrants are exercisable immediately and for a period of five years from the date of issuance and contain a cashless exercise provision. We have recorded a debt discount of $35,000 in connection with the issuance of the warrants. The discount will be amortized over the term of the note. Accretion expense related to the amortization of the discount for the three and nine months ended April 30, 2015 amounted to $12,003 and $13,217 respectively, and we recorded no such expense in the comparable prior periods. Assumptions used to value the stock purchase warrants using the black-scholes model include an exercise price of $0.20, volatility of 534%, a dividend yield of 0% and a risk free interest rate of 1.18%.

(E)	On March 6, 2015, we issued a convertible promissory note in the principal amount of $16,500. Under the terms of the convertible note, we agreed to repay the principal amount of $16,500 plus accrued interest at a rate of 8% per annum due on December 10, 2015. The note contains terms comparable to our September 8, 2014 and December 31, 2014 convertible notes payable as described elsewhere herein. The borrowing was effective March 19, 2015.

In connection with the embed conversion feature contained in the note we have recorded a debt discount in the amount of $16,500 on the note related to the Level III fair value measurement of the conversion feature on the day one issuance of the debt. This discount will be accreted over the term of the instrument. Accretion expense for the three and nine months ended April 30, 2015 amounted to $3,253 and $3,253 respectively, and we recorded no such expense in the comparable prior periods. As of April 30, 2015, we have recorded a an initial liability of $30,889 related to the embedded conversion feature of the note and recorded income of $5,977 and $5,977, respectively, for the three and nine months ended April 30, 2015, related to the change in its fair value. We used the black-scholes model in establishing the date of issuance fair value and end of reporting period fair value of the conversion liability. Key assumptions included in the fair value measurement of this liability included a grant date discounted conversion price of $0.0891 per share, volatility of 370%, a dividend yield of 0%, and a risk free interest rate of 0.27%. As of April 30, 2015, assumptions used to perform a fair value measurement included a discounted conversion price of $0.0521 per share; volatility of 310%; dividend yield of 0%; and a risk free interest rate of 0.24%.

HOMELAND RESOURCES, LTD
NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS
APRIL 30, 2015

Interest expense incurred during the three and nine months ended April 30, 2015, amounted to $66,234 and $125,789, respectively, compared to $15,586 and $62,042 during the three and nine months ended April 30, 2014, respectively. Accrued interest expense related to these notes amounted to $7,921 at April 30, 2015, and has been included in accrued liabilities on the Company’s balance sheet.

NOTE 11 –STOCKHOLDERS’ (DEFICIT)

Effective September 30, 2014, we amended our Articles of Incorporation to (i) decrease the number of authorized common stock from 500,000,000 to 100,000,000 with a par value of $0.0001 per share, and (ii) to reverse split the number of outstanding shares on a 5-to-1 basis.

As of April 30, 2015, the Company had 34,582,036 shares of our common stock and no shares of preferred stock outstanding.

In August 2014, 20,061,828 shares our common stock were issued to 18 investors and to Radium Ventures related to the conversion of $1,063,277 in principal and accrued interest. (Note 10) The conversions occurred on various dates in August, 2014 and were issued at prices ranging from $0.23 to $0.33 per share. The prescribed conversion price as set forth in the conversion agreement was $0.053 per share. The difference between the market value of the shares and the conversion price as per the individual conversion agreements resulted in the recognition of a loss of $4,629,257 on the conversions.

On October 23, 2014, we issued 250,000 shares of our common stock in connection with the execution of a Fiscal Advisory Agreement, (the “Fiscal Advisory Agreement”). Under the terms of the Fiscal Advisory Agreement, the counterparty has agreed to introduce us to investment advisors, investment banks and institutional investors in Europe and the Middle East over a period of nine months. In consideration of services received, we issued 250,000 shares of our common stock to the counterparty at $0.31 per share. The issuance of the common shares resulted in a charge of $77,500 which had been recorded as a prepaid expense. These costs have been amortized over the nine month term of the agreement. For the nine months ended April 30, 2015, we recorded $77,500 in consulting expense related to the amortization of this prepaid.

On March 13, 2015, we issued 189,155 shares of our common stock at a discounted price per of $0.0793 per share related to the conversion of $15,000 in principal of our September 8, 2014 convertible note payable. In connection with the conversion we have recorded a charge to additional paid in capital related to the discounted value of the shares issued. (Note 10)

On March 27, 2015, we completed common stock unit sales to certain accredited investors. We sold 1,500,000 stock purchase units at $0.12 per unit for gross proceeds of $180,000. Units each contained one share of our common stock and one warrant to purchase our common shares at $0.25 per share. (Note 12) In connection with the issuance of the stock purchase units we incurred financing fees of $18,000.

On April 16, 2015, we issued 421,053 shares of our common stock at a discounted price of $0.0475 per share related to the conversion of $20,000 in principal of our September 8, 2014 convertible note payable. In connection with the conversion we have recorded a charge to additional paid in capital related to the discounted value of the shares issued. (Note 10)

Subsequent to April 30, 2015 the exercise price of the 1,500,000 warrants associated with our common stock unit sales was temporarily reduced from $0.25 to $0.03 for the period June 1, 2015 through June 15, 2015. The warrants were exercised for gross proceeds of $45,000. In connection therewith we plan to issue 1,500,000 shares of common stock. (Note 15)

HOMELAND RESOURCES, LTD
NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS
APRIL 30, 2015

NOTE 12 – WARRANTS

On March 27, 2015, we issued 1,500,000 warrants to purchase our common shares in connection with the sale of 1,500,000 stock purchase units. The warrants are exercisable for a period of one year from the date of grant and are exercisable at $0.25.

The table below summarizes warrants to purchase our common shares as of April 30, 2015 and July 31, 2014:

	2015	2014
Number of warrants	1,500,000	-
Exercise price	$0.25	$-
Expiration date	2016	-

Subsequent to April 30, 2015 the exercise price of the 1,500,000 warrants associated with our common stock unit sales was temporarily reduced from $0.25 to $0.03 for the period June 1, 2015 through June 15, 2015. The warrants were exercised for gross proceeds of $45,000. In connection therewith we plan to issue 1,500,000 shares of common stock. (Note 15)

NOTE 13 – STOCK OPTIONS

Effective October 8, 2014, we adopted the 2014 Stock Incentive Plan (the “2014 Plan"). On April 10, 2015, the Company adopted the 2015 Stock Option Plan (the "2015 Plan"), as amended. The 2014 and 2015 Plans allow us to grant certain options to our directors, officers, employees, and eligible consultants. The purpose of the 2014 and 2015 Plans is to enhance our long-term stockholder value by offering opportunities to our directors, officers, employees, and eligible consultants to acquire and maintain stock ownership in us in order to give these persons the opportunity to participate in our growth and success, and to encourage them to remain in our service.

The 2015 and 2014 Plans allow us to grant options to our officers, directors, and employees. In addition, we may grant options to individuals who act as our consultants, so long as those consultants do not provide services connected to the offer or sale of our securities in capital raising transactions and do not directly or indirectly promote or maintain a market for our securities.

A total of 3,200,000 shares of our common stock are available for issuance under the 2014 Plan. A total of 5,000,000 shares are available for issuance under the 2015 plan. We may increase the maximum aggregate number of shares that may be optioned and sold under the 2015 and 2014 Plans provided the maximum aggregate number of shares that may be optioned and sold under the 2015 and 2014 Plans shall at no time be greater than 15% of the total number of shares of common stock outstanding.

The 2015 and 2014 Plans provide for the grant of incentive stock options and non-qualified stock options. Incentive stock options granted under the 2014 Plan are those intended to qualify as “incentive stock options” as defined under Section 422 of the Internal Revenue Code. However, in order to qualify as “incentive stock options” under Section 422 of the Internal Revenue Code, the 2014 Plan must be approved by our stockholders within 12 months of its adoption. The 2014 Plan has not been approved by our stockholders. Non-qualified stock options granted under the 2014 Plan are option grants that do not qualify as incentive stock options under Section 422 of the Internal Revenue Code.

Options granted under the 2015 and 2014 Plans are non-transferable, other than by will or the laws of descent and distribution.

The 2015 plan terminates on April 10, 2025 and the 2014 Plan terminates on October 8, 2024, unless sooner terminated by action of our Board of Directors. No option is exercisable by any person after such expiration. If an award expires, terminates or is canceled, the shares of our common stock not purchased thereunder shall again be available for issuance under the 2015 and 2014 Plans.

On April 10, 2015, our Board of Directors authorized the issuance of 3,500,000 and 1,500,000 shares under the terms of the 2015 and 2014 Plans respectively.

HOMELAND RESOURCES, LTD
NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS
APRIL 30, 2015

A summary of the activity under the 2015 and 2014 plans is as follows:

	Number of Shares	Weighted Avg. Exercise Price	Term
Options outstanding – July 31, 2014	-	-	-

Granted during period	5,000,000	$0.10	2.57
Exercised during period	-	-	-
Forfeited during period	-	-	-
Expired during period	-	-	-

Options outstanding – April 30, 2015	5,000,000	$0.10	2.57
Options exercisable – April 30, 2015	5,000,000	$0.10	2.57

In computing the share based compensation expense, the Company applied fair value accounting for stock option issuances. The fair value of each stock option granted is estimated on the date of issuance using the Black-Scholes option-pricing model. The Black-Scholes assumptions used are as follows:

Exercise Price	$0.10
Dividend Yield	0%
Volatility	164.72% - 243.63%
Risk-free interest rate	0.91%
Expected life of options	1-1.5 years
Expected forfeitures	0%

During the three and nine months ended April 30, 2015, the Company recognized $325,185 and $325,185 in share-based compensation expense respectively there was no share based compensation expense recognized in the prior periods. As of April 30, 2015, there was no deferred share based compensation expense recorded as there were no unvested stock options under the 2015 and 2014 plans.

NOTE 14 – RELATED PARTY TRANSACTIONS

As of April 30, 2015 and July 31, 2014, the Company owed $nil and $249,854 to a related party. During the nine months ended April 30, 2015, the Company incurred no related party expense. During the nine months ended April 30, 2014, the Company incurred $31,500 in consulting expense with the related party. The Company made no cash payments to related parties during the nine months ended April 30, 2015.

NOTE 15 – SUBSEQUENT EVENTS

On May 15, 2015, we further extended the closing date and payment dates under the terms of the March 10, 2015 extension to the Letter Agreement dated January 15, 2015 with TSS. In connection with this second Extension, we agreed to pay TSS $5,000, the parties agreed to extend the extended closing date from May 15, 2015 to July 15, 2015 and all other closing and payment dates were also deferred 60 days.

Subsequent to April 30, 2015 the exercise price of the 1,500,000 warrants associated with our common stock unit sales was temporarily reduced from $0.25 to $0.03 for the period June 1, 2015 through June 15, 2015. The warrants were exercised for gross proceeds of $45,000. In connection therewith we plan to issue 1,500,000 shares of common stock.

HOMELAND RESOURCES, LTD
NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS
APRIL 30, 2015

On June 12, 2015, our September 8, 2014 convertible note payable matured. The principal balance of $53,500 and accrued interest became past due and in default.

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

Introduction

The following discussion and analysis summarizes our plan of operation for the next twelve months, our results of operations for the three and nine months ended April 30, 2015, and changes in our financial condition from July 31, 2014. This discussion should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended July 31, 2014 filed with the SEC on November 11, 2014.

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

Under the terms of the Letter Agreement, which was scheduled to close on February 15, 2015, we will purchase 743,373 shares of the common stock of TSS (representing approximately 25% of TSS’s outstanding common stock) and a warrant (the “A” Warrant) to purchase an additional 743,373 shares of common stock of TSS (approximately 25%).  Of the shares to be acquired, 99,116 shares will be fully paid with the payment of $1,000,000 in cash at the closing and 644,257 (the “Partially Paid Shares”) will be partially paid for at closing.  We will pay for the Partially Paid Shares by making 20 payments of $300,000 per month commencing April 15, 2015, and a final payment of $500,000 on December 15, 2016.  A proportionate amount of the Partially Paid Shares will become fully paid with each payment.

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

As of February 15, 2015, we failed to close on the initial purchase of shares per the terms in the January 15, 2015 Letter Agreement. On March 10, 2015, an Extension of the closing and payment dates under the Letter Agreement (“Extension”) was executed. In connection with the Extension the initial closing was extended from February 15, 2015 to May 15, 2015, and all other payment dates were also moved forward 90 days. In connection with the execution of the Extension the Company paid $19,000 of TSS’s legal costs related to the Extension.

On May 15, 2015, we further extended the closing date and payment dates under the terms of the March 10, 2015 extension to the Letter Agreement dated January 15, 2015 with TSS.  In connection with this second Extension, we agreed to pay TSS $5,000, the parties agreed to extend the extended closing date from May 15, 2015 to July 15, 2015, and all other closing and payment dates were also deferred 60 days.

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

At any time commencing 180 days from the date of issuance of the convertible note, the lender has the right to convert all or any portion of the outstanding and unpaid principal amount and interest of the convertible note into shares of our common stock at a conversion price equal to 61% of the average of the lowest five closing bid prices for our common stock during the 10 trading days prior to the conversion date, subject to a limitation that the lender and its affiliates cannot at any time hold, as a result of conversion, more than 4.9% of our outstanding common stock.

On March 13, 2015, we issued 189,155 shares of our common stock at $0.0793 per share related to the conversion of $15,000 in principal of our September 8, 2014 convertible note payable.

On April 16, 2015, we issued 421,053 shares of our common stock at a discounted price of $0.0482 per share related to the conversion of $20,000 in principal of our September 8, 2014 convertible note payable.

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

On June 12, 2015, our September 8, 2014 convertible note payable matured. The principal balance of $53,500 and accrued interest became past due and in default.

December Convertible Note

On December 30, 2014, we issued a convertible promissory note in the principal amount of $25,000. Under the terms of the convertible note, we agreed to repay the principal amount of $25,000 plus accrued interest at a rate of 8% per annum due on December 23, 2015. We retained the right to prepay the principal and accrued interest on both notes in full upon giving three trading days prior written notice by paying a premium of 15% if paid within 30 days of the issue date increasing by 6% per month to a maximum of 45% if paid within 180 days following the issue date, after which we have no further rights of prepayment of the convertible notes.

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

In connection with the issuance of this note we issued to the lender warrants to purchase 175,000 shares of our common stock at $0.20 per share. The warrants are exercisable immediately and for a period of five years from the date of issuance and contain a cashless exercise provision at April 30, 2015 and has been included in accrued liabilities on our balance sheet.

March Convertible Note

On March 6, 2015, we issued a convertible promissory note in the principal amount of $16,500. Under the terms of the convertible note, we agreed to repay the principal amount of $16,500 plus accrued interest at a rate of 8% per annum due on December 10, 2015. The note contains terms comparable to our September 8, 2014 and December 31, 2014 convertible notes payable as described elsewhere herein. The borrowing was effective March 19, 2015.

We retained the right to prepay the principal and accrued interest upon giving three trading days prior written notice by paying a premium of 15% if paid within 30 days of the issue date increasing by 5% per month to a maximum of 40% if paid within 180 days following the issue date, after which we have no further rights of prepayment of the convertible note.

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

Stock Unit Sale

On March 27, 2015, we issued an aggregate of 1,500,000 units (each a "Unit") at a price of $0.12 per Unit to non-U.S. persons for gross proceeds of $180,000 pursuant to the provisions of Regulation S promulgated under of the Securities Act of 1933, as amended.  Each Unit is comprised of one share of our common stock and one share purchase warrant (each a “Warrant”), with each Warrant entitling the holder to purchase an additional share of our common stock at an exercise price of  $0.25 per share for a period expiring March 27, 2016.

Subsequent to April 30, 2015 the exercise price of the 1,500,000 warrants associated with our common stock unit sales was temporarily reduced from $0.25 to $0.03 for the period June 1, 2015 through June 15, 2015. The warrants were exercised for gross proceeds of $45,000. In connection therewith we plan to issue 1,500,000 shares of common stock.

Results of Operations

Crude Oil and Natural Gas

The following table sets forth summary information regarding crude oil and natural gas production, average sales prices and average production costs for the three and nine months ended April 30, 2015 and 2014. We determined the BOE using the ratio of six Mcf of natural gas to one BOE. The ratios of six Mcf of natural gas to one BOE does not assume price equivalency and, given price differentials, the price for a BOE for natural gas may differ significantly from the price for a barrel of oil.

	Three Months Ended		Nine months Ended
	April 30, 2015	April 30, 2014	April 30, 2015	April 30, 2014
Revenues:
Crude Oil	$2,403	$8,007	$11,822	$65,066
Natural Gas	365	750	1,593	3,607
Total crude oil and natural gas sales	$2,768	$8,757	$13,415	$68,673
Production:
Crude Oil (Bbls)	51.5	233.4	184.1	842.2
Natural Gas (Mcf)	138.8	155.2	455.1	911.0
Total (BOE)	74.6	259.3	260.0	994.0
Total (BOE/d)	0.8	2.9	.09	3.6

Average Prices
Crude Oil (per Bbls)	$46.66	$34.31	$64.22	$77.26
Natural Gas (Per Mcf)	2.63	4.83	3.50	3.96
Total (Per BOE)	$37.10	$33.77	$51.60	$69.09

Lease Operating Expense (Per BOE)	$18.77	$7.12	$28.68	$5.58

Three months ended April 30, 2015 compared to the three months ended April 30, 2014.

Revenues - We recognized $2,768 in revenues during the three months ended April 30, 2015, compared with $8,757 for the three months ended April 30, 2014.  The decrease in revenue during fiscal 2015 is primarily attributable to decreased crude oil production volumes resulting primarily from the sale of our interests in a producing well effective November 1, 2013, coupled with natural decline curves in wells in which we retain a working interest, and significant decreases in realized oil prices.  In addition to the decreases in crude oil sales revenue were decreases in natural gas sales volumes. Decreased gas sales volumes result from the natural decline curves in wells in which we retain a working interest.

	Three Months Ended April 30,		Percentage Increase / (Decrease)
	2015	2014
Revenue	$2,768	$8,757	(68)%
Operating Expenses	(537,968)	(745,015)	(28)%
Gain on conveyance of interest in oil and gas properties	-	-	-%
Other Income (Expenses)	83,419	(15,586)	635%
Net Loss	$(451,781)	$(751,844)	(40)%

For the three months ended April 30, 2015, we incurred a net loss of $451,781 as compared to a net loss of $751,844 for the three months ended April 30, 2014.  The decrease in net loss is attributable to a non-recurring loss on impairment recorded in the prior period, offset by decreases in revenue during the period as discussed above, increases in derivative expense of $14,389 and change (income) in fair value of derivative liabilities of $164,042, and increases in general and administrative expenses of $488,937, partially offset by a decrease in depletion, depletion and accretion of $21,859.

Expenses - The major components of our operating expenses for the three months ended April 30, 2015 and 2014 are outlined in the table below:

	Three Months Ended April 30,		Percentage Increase / (Decrease)
	2015	2014
Lease Operating Expenses	$1,400	$1,846	(24)%
Depreciation Depletion and Accretion	2,308	24,167	(90)%
Impairment of oil and gas properties	-	663,179	100%
Consulting Fees – Related Party	-	10,500	(100)%
General and Administrative	534,260	45,323	1,079%
Total Operating Expenses	$537,968	$745,015	(28)%

During the three months ended April 30, 2015, we incurred operating expenses of $537,968 as compared to $745,015 during the three months ended April 30, 2014, resulting in a decrease of $207,047.  The decrease in direct costs is primarily attributable to the following:

General and Administrative Expense – General and Administrative Expense increased to $534,260 as compared to $45,323 in the corresponding prior period. The increase related primarily to increases in share based compensation, consulting fees, legal expense, and directors fees. The increase in share based compensation relates to options issued to management and consultants under the 2015 and 2014 Stock Option Plans.  Increased consulting fees during the current period relate to ongoing activities related to our acquisition agreement with TSS and the execution of a Fiscal Advisory Agreement. Increased legal expense during the current period relates to increased utilization related to out 5-to-1 reverse stock split, adoption of our 2014 and 2015 Stock Incentive Plans and ongoing activities related acquisition agreement with TSS. Increased directors fees during the current period relate to the appointment of new officers and directors in July, 2014.

These increases were offset by:

Lease Operating Expense – Lease operating expense decreased to $1,400 during the three months ended April 30, 2015, from $1,846 for the three months ended April 30, 2014. The decrease is primarily attributable to decreased operating charges from the operator of our wells. On a BOE basis, Lease Operating Expense increased to $18.77 per BOE from $7.12 per BOE as the result of decreased production volumes to which we would allocate recurring monthly lease operating expenses such as electric, maintenance and transportation charges.

Depreciation, Depletion and Accretion (“DDA”) – DDA decreased to $2,308 as compared to $24,167 in the corresponding prior period, DDA decreased primarily as the result of the disposition of our interest in a producing well effective November 1, 2013, and in turn the relief of the corresponding amount of proved reserves, coupled with decreased production volumes.

Impairment of oil and gas properties  - Impairment charges of $nil as compared to $663,179 in the corresponding prior period impairment expense consisted of $463,550, the relative value of seven wells worth of data, related to forfeiture of seismic data for our failure to participate in the drilling of the remaining two wells in the Phase-1 exploration program, and $199,629 related to the book basis of properties which exceeded the total amount of the present value of future net revenue and the cost of properties not being amortized (net of impairment).

Consulting Expenses - Decreases in related party consulting fees to $nil as compared to $10,500 in the corresponding period. Decreased related party consulting expense relates to the decreased utilization of certain parties whom had been classified as related in prior reporting periods.

Other Income (Expenses) – We recognized $83,419 in other income during the three months ended April 30, 2015, as compared to other expenses of $15,586 during the three months ended April 30, 2014, resulting in a change of $99,005.  The change in other income (expenses) is attributable to derivative expense recorded on the notes payable issued during the current period, and fair value adjustments of the derivative liabilities, as well as increased interest expense due to amortization of debt discounts associated with the new convertible notes.

Nine months ended April 30, 2015 compared to the nine months ended April 30, 2014.

Revenues - We recognized $13,415 in revenues during the nine months ended April 30, 2015, compared with $68,673 for the nine months ended April 30, 2014.  The decrease in revenue during fiscal 2015 is primarily attributable to decreased crude oil production volumes resulting primarily from the sale of our interests in a producing well effective November 1, 2013, coupled with natural decline curves in wells in which we retain a working interest, and decreases in realized oil prices.  In addition to the decreases in crude oil sales revenue were decreases in natural gas sales volumes. Decreased gas sales volumes result from the natural decline curves in wells in which we retain a working interest.

	Nine months Ended April 30,		Percentage Increase / (Decrease)
	2015	2014
Revenue	$13,415	$68,673	(80)%
Operating Expenses	(957,546)	(877,676)	9%
Gain on conveyance of interest in oil and gas properties	-	147,978	(100)%
Other Income (Expenses)	(4,745,372)	(62,042)	7,549%
Net Loss	$(5,689,503)	$(723,067)	6,869%

For the nine months ended April 30, 2015, we incurred a net loss of $5,689,503 as compared to a net loss of $723,067 for the nine months ended April 30, 2014.  The increase in net loss of $4,966,436 is primarily attributable to the gain on conveyance recorded in the prior period offset by the loss on conversion of notes payable of $4,629,257, decreases in revenue during the period as discussed above, increases in derivative expense of $96,301 and change (income) in fair value of derivative liabilities of $105,975, and increases in general and administrative expenses of $826,895, partially offset by a decrease in depletion, depletion and accretion.

Expenses - The major components of our expenses for the nine months ended April 30, 2015 and 2014 are outlined in the table below:

	Nine months Ended April 30,		Percentage Increase / (Decrease)
	2015	2014
Lease Operating Expenses	$7,457	$5,548	34%
Depreciation Depletion and Accretion	8,614	62,869	(86)%
Impairment of oil and gas properties	-	663,179	(100)%
Consulting Fees – Related Party	-	31,500	(100)%
General and Administrative	941,475	114,580	722%
Total Operating Expenses	$957,546	$877,676	9%

During the nine months ended April 30, 2015, we incurred operating expenses of $957,546 as compared to $877,676 during the nine months ended April 30, 2014, resulting in an increase of $79,870.  The increase in direct costs is primarily attributable to the following:

Lease Operating Expense – Lease operating expense increased to $7,457 during the nine months ended April 30, 2015, from $5,548 for the nine months ended April 30, 2014. The increase is primarily attributable to increased electric charges from the operator of our wells. On a BOE basis, Lease Operating Expense increased to $28.68 per BOE from $5.58 per BOE as the result of decreased production volumes to which we would allocate recurring monthly lease operating expenses such as electric, maintenance and transportation charges.

General and Administrative Expense – General and administrative expense increased to $941,475 as compared to $114,580 in the corresponding prior period, related primarily to increases in share based compensation, consulting fees, legal expense, and directors fees. The increase in share based compensation relates to options issued to management and consultants under the 2015 and 2014 Stock Option Plans.  Increased consulting fees during the current period relate to ongoing activities related to our potential pending transaction with TSS, and the execution of a Fiscal Advisory Agreement. Increased legal expense during the current period relates to increased utilization related to out 5-to-1 reverse stock split, adoption of 2014 and 2015 Stock Incentive Plans and ongoing activities related to our potential pending transaction with TSS. Increased directors fees during the current period relate to the appointment of new officers and directors in July, 2014.

These increases were partially offset by:

Depreciation, Depletion and Accretion (“DDA”) – DDA decreased to $8,614 as compared to $62,869 in the corresponding prior period, DDA, decreased primarily as the result of the disposition of our interest in a producing well effective November 1, 2013, and in turn the relief of the corresponding amount of proved reserves, coupled with decreased production volumes.

Impairment of oil and gas properties  - Impairment charges of $nil as compared to $663,179 in the corresponding prior period impairment expense consisted of $463,550, the relative value of seven wells worth of data, related to forfeiture of seismic data for our failure to participate in the drilling of the remaining two wells in the Phase-1 exploration program, and $199,629 related to the book basis of properties which exceeded the total amount of the present value of future net revenue and the cost of properties not being amortized (net of impairment).

Consulting Expenses - Decreases in related party consulting fees to $nil as compared to $31,500 in the corresponding period. Decreased related party consulting expense relates to the decreased utilization of certain parties whom had been classified as related in prior reporting periods.

Other Income (Expenses) – We incurred $4,745,372 in other expenses during the nine months ended April 30, 2015, as compared to $62,042 during the nine months ended April 30, 2014, resulting in an increase of $4,683,330.  The increase in other expenses is attributable to the loss on conversion of notes payable of $4,629,257, derivative expense recorded on the notes payable issued during the current period of $96,301, and fair value adjustments (income) of the derivative liabilities of $105,975, as well as increased interest expense due to amortization of debt discounts associated with the new convertible notes.

Liquidity and Capital Resources

Working Capital

	At April 30, 2015	At July 31, 2014	Percentage Increase / (Decrease)
Current Assets	$9,405	$14,721	(36)%
Current Liabilities	(748,169)	(1,432,356)	(48)%
Working Capital (Deficit)	$(738,764)	$(1,417,635)	(48)%

Working Capital - At April 30, 2015, we had cash of $9,405 and our current liabilities exceeded our current assets by $738,764, as compared to cash of $10,721 and current liabilities which exceeded our current assets by $1,417,635 at July 31, 2014.  The decrease in our working capital deficit relates primarily to the conversion of notes payable during the current period, as well as decreased cash balances resulting from losses incurred through operations.

Cash Flows

	Nine months Ended April 30,
	2015	2014
Net Cash (used in) provided by Operating Activities	$(388,620)	$19,407
Net Cash (used in) provided by Investing Activities	254	(62,302)
Net Cash provided by Financing Activities	385,050	90,000
Net Increase in Cash During Period	$(3,316)	$47,105

Net Cash Provided By (Used in) Operating Activities. The changes in net cash used in operating activities for the nine months ended April 30, 2015 and 2014 are attributable to our net income adjusted for non-cash charges as presented in the statements of cash flows and changes in working capital as discussed above.

Net Cash Provided By (Used in) Investing Activities. Net cash used in investing activities for the nine months ended April 30, 2015 and 2014 was related to our expenditures on crude oil and natural gas properties as well as our participation in drilling and seismic programs, offset by proceeds received from the conveyance of our working interests in crude oil and natural gas properties.

Net Cash Provided by Financing Activities.  On September 8, 2014, we issued a convertible promissory note in the principal amount of $88,500. Under the terms of the convertible note, we agreed to repay the principal amount of $88,500 plus interest accrued at a rate of 8% per annum on June 12, 2015.  The Convertible Note matured on June 12, 2015, and the remaining principal balance of $53,500 and accrued interest is past due and in default. On December 31, 2014, we borrowed and agreed to repay $33,000 plus interest accrued at a rate of 8% from the same lender with the note maturing on October 1, 2015. We retained the right to prepay the principal and accrued interest on both notes in full upon giving three trading days prior written notice by paying a premium of 15% if paid within 30 days of the issue date increasing by 5% per month to a maximum of 40% if paid within 180 days following the issue date, after which we have no further rights of prepayment of the convertible notes.  On December 30, 2014, we issued a convertible promissory note in the principal amount of $25,000. Under the terms of the convertible note, we agreed to repay the principal amount of $25,000 plus accrued interest at a rate of 8% per annum due on December 23, 2015. We retained the right to prepay the principal and accrued interest on both notes in full upon giving three trading days prior written notice by paying a premium of 15% if paid within 30 days of the issue date increasing by 6% per month to a maximum of 45% if paid within 180 days following the issue date, after which we have no further rights of prepayment of the convertible notes.  On January 22, 2015, we issued a convertible promissory note in the principal amount of $70,000. Under the terms of the convertible note, we agreed to repay the principal amount of $70,000 plus interest at a rate of 10% per annum in five equal installments of $14,000, plus accrued interest commencing on July 22, 2015. We have the right, subject to certain condition, to prepay the outstanding balance by paying a premium of 25%.  On March 6, 2015, we issued a convertible promissory note in the principal amount of $16,500. Under the terms of the convertible note, we agreed to repay the principal amount of $16,500 plus accrued interest at a rate of 8% per annum due on December 10, 2015. The borrowing was effective March 19, 2015. We retained the right to prepay the principal and accrued interest on the note in full upon giving three trading days prior written notice by paying a premium of 15% if paid within 30 days of the issue date increasing by 6% per month to a maximum of 45% if paid within 180 days following the issue date, after which we have no further rights of prepayment of the convertible note.

We anticipate that we may be required to make additional expenditures related to our remaining ownership interests in our crude oil and natural gas properties.   As of April 30, 2015, our cash balance was $7,405, and such cash may not be sufficient to meet our ongoing operations.  If we exhaust all our cash, are unable to arrange for new financing, or do not pay our share of potential operating program costs, we may be forced to further reduce our ownership interests in our crude oil and natural gas properties and or forfeit our rights to our acquired interests.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of April 30, 2015.

Going Concern

In its report prepared in connection with our fiscal year 2014 financial statements, our independent registered public accounting firm included an explanatory paragraph stating that, because we had an accumulated deficit of $1,583,589, a working capital deficit of $1,417,635 and a stockholders’ deficit of $1,373,419 at July 31, 2014, there was substantial doubt about our ability to continue as a going concern.  At April 30, 2015, our accumulated deficit was $7,273,092, a working capital deficit of $738,764 and our stockholder’s deficit amounted to $702,894.  Our continued existence will depend in large part upon our ability to raise sufficient additional capital, we will need to raise equity or borrow additional capital. If additional financing is not available, we will be compelled to reduce the scope of our business activities further.  If we are unable to fund our operating cash flow needs and planned capital investments, it may be necessary to sell all or a portion of our remaining interests in our crude oil and natural gas properties. These factors among others may indicate that we may be unable to continue in existence. Management believes that they can be successful in obtaining debt and/or equity financing which will enable us to continue in existence and establish itself as a going concern.

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

Item 4.      Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rules 13a-15(e) and 15(d)-15(e) as of April 30, 2015 (“Evaluation Date”). Based upon that evaluation our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of the Evaluation Date as a result of the material weaknesses in internal control over financial reporting discussed in our Annual Report on Form 10-K for the year ended July 31, 2014 (the “2014 Annual Report”).

Notwithstanding the assessment that our internal controls over financial reporting were not effective and that there were material weaknesses as identified in our 2014 Annual Report, we believe that our financial statements contained in our Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2015, report fairly present our financial condition, results of operations and cash flows in all material respects.

Changes in Internal Controls

There were no changes in our internal control over financial reporting during the fiscal quarter ended April 30, 2015, that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

There is no assurance that we will be able to close our transaction with TSS.

There is no assurance that we will be able to close the transactions contemplated by the Letter Agreement with TSS, as amended. If we are unable to close the transactions by July 15, 2015, we may incur additional expenses related to the extension of the Letter Agreement or the proposed transactions may be terminated.

If we are able to close our transaction with TSS, there is no assurance that our new business will be successful.

In the event that we are able to close the transactions contemplated by the Letter Agreement with TSS, there is no assurance that we will be successful in the business venture of developing advanced imaging systems and devices for both the medical and security fields.

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

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.       Defaults Upon Senior Securities

None.

Item 4.       Mine Safety Disclosures

Not applicable.

Item 5.       Other Information

Not applicable.

Item 6.       Exhibits

Regulation S-K Number	Exhibit
3.1	Articles of Incorporation (1)
3.2	Amendment to Articles of Incorporation (1)
3.3	Certificate of Change Pursuant to NRS 78.209 (2)
3.4	Certificate of Change Pursuant to NRS 78.209 (8)
3.5	Bylaws (1)
3.6	Amendment #1 to the Bylaws of The Company, Article 5.8, dated March 18, 2015 (14)
10.1	Notice of Mining Claims HR #1-6, recorded by Luna County, New Mexico, on March 24, 2004 (1)
10.2	Confirmation of Agreement with Leroy Halterman dated August 1, 2007 (1)
10.3	Loan Commitment Letter from Wellington Financial Corporation dated August 1, 2007 (1)
10.4	Notice of Intent to Hold the HR #1-6 Lode Mining Claims, filed with the Bureau of Land Management on August 15, 2007 (1)
10.5	Notice of Intent to Hold the HR #1-6 Lode Mining Claims recorded by Luna County, New Mexico, on August 17, 2007 (1)
10.6	Loan Commitment dated April 19, 2010 from Radium Ventures Corp. (3)
10.7	Loan Commitment dated May 11, 2010 from Radium Ventures Corp. (3)
10.8	Loan Agreement dated May 15, 2010 from Radium Ventures Corp. (3)
10.9	Loan Agreement dated April 19, 2013 from Radium Ventures Corp.(4)
10.10	Loan Agreement dated April 30, 2013 from Radium Ventures Corp. (5)
10.11	Loan Agreement dated June 26, 2013 from Radium Ventures Corp. (5)
10.12	Securities Purchase Agreement dated for reference September 8, 2014 between the Company and KBM Worldwide, Inc. (6)
10.13	Convertible Promissory Note dated for reference September 8, 2014 executed by the Company in favor of KBM Worldwide, Inc. (6)
10.14	Investor Relations Services Agreement dated September 16, 2014 with 1830012 Ontario Ltd. (operating as Circadian Group). (7)
10.15	2014 Stock Option Plan (9)
10.16	Fiscal Advisory Agreement dated October 23, 2014, between the Company and Charles Flynn (9)
10.17	Securities Purchase Agreement dated for reference December 29, 2014 between the Company and KBM Worldwide, Inc. (10)
10.18	Convertible Promissory Note dated for reference December 29, 2014 executed by the Company in favor of KBM Worldwide, Inc. (10)
10.19	Securities Purchase Agreement dated as of December 23, 2014 between the Company and LG Capital Funding, LLC.(11)
10.20	8% Convertible Redeemable Note dated for reference December 23, 2014 executed by the Company in favor of LG Capital Funding, LLC (11)
10.21	Letter Agreement dated January 15, 2015 between the Company and TeleSecurity Sciences, Inc. (12)
10.22	Securities Purchase Agreement dated for reference January 22, 2015 between the Company and Typenex Co-Investment, LLC. (13)
10.23	10% Convertible Promissory Note dated for reference January 22, 2015 executed by the Company in favor of Typenex Co-Investment, LLC (13)

Regulation S-K Number	Exhibit
10.24	Form of Warrant issued to Typenex Co-Investment, LLC (13)
10.25	Securities Purchase Agreement dates as of March 6, 2015 executed by the Company in Favor of Vis Vires Group, Inc.
10.26	8% Convertible Redeemable Note dated for reference March 6, 2015 executed by the Company in favor of Vis Vires Group, Inc.
10.27	2015 Stock Option Plan (15)
10.28	Form of Option Agreement (15)
10.29	Extension agreement dated May 15, 2015 between Homeland Resources Ltd. and Telesecurity Sciences, Inc. (16)
14.1	Code of Ethics (9)
31.1	Rule 15d-14(a) Certification of Thomas Campbell
31.2	Rule 15d-14(a) Certification of Paul D. Maniscalco
32.1	Certification of Thomas Campbell Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002
32.2	Certification of Paul D. Maniscalco Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002
101*	Financial statements from the Quarterly Report on Form 10-Q of Homeland Resources Ltd. for the quarter ended April 30, 2015, formatted in XBRL: (i) the Balance Sheets; (ii) the Statements of Operations; (iii) the Statements of Cash Flows; (iv) the Statements of Stockholders’ Equity; and (v) the Notes to Financial Statements
__________________________
(1)	Incorporated by reference to the exhibits to the registrant’s registration statement on Form SB-1 filed November 19, 2007, file number 333-147501.
(2)	Incorporated by reference to the exhibits to the registrant’s current report on Form 8-K filed June 29, 2009, file number 333-147501.
(3)	Incorporated by reference to the exhibits to the registrant’s current report on Form 8-K filed April 19, 2010, file number 333-147501
(4)	Incorporated by reference to the exhibits to the registrant’s annual report on Form 10-K filed November 14, 2014, file number 333-147501.
(5)	Incorporated by reference to the exhibits to the registrant’s annual report on Form 10-K filed October 29, 2013, file number 333-147501
(6)	Incorporated by reference to the exhibits to the registrant’s current report on Form 8-K filed September 16, 2014, file number 000-55282.
(7)	Incorporated by reference to the exhibits to the registrant’s current report on Form 8-K filed September 18, 2014, file number 000-55282.
(8)	Incorporated by reference to the exhibits to the registrant’s current report on Form 8-K filed September 30, 2014, file number 000-55282.
(9)	Incorporated by reference to the exhibits to the registrant’s annual report on Form 10-K filed November 12, 2014, file number 000-55282
(10)	Incorporated by reference to the exhibits to the registrants current report on Form 8-K filed on January 5, 2015, file number 000-55282
(11)	Incorporated by reference to the exhibits to the registrants current report on Form 8-K filed on January 6, 2015, file number 000-55282
(12)	Incorporated by reference to the exhibits to the registrants current report on Form 8-K filed on January 20, 2015 file number 000-55282
(13)	Incorporated by reference to the exhibits to the registrants current report on Form 8-K filed on January 29, 2015 file number 000-55282
(14)	Incorporated by reference to the exhibits to the registrants quarterly report on Form 10-Q filed on March 23, 2015 file number 000-55282
(15)	Incorporated by reference to the exhibits to the registrants current report on Form 8-K filed on April 13, 2015 file number 000-55282
(16)	Incorporated by reference to the exhibits to the registrants current report on Form 8-K filed on May 19, 2015 file number 000-55282

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
Date: June 22, 2015

By:	/s/ Paul D. Maniscalco
Paul D. Maniscalco
Chief Financial Officer
(Principal Accounting Officer)
Date: June 22, 2015