Form 10-Q
period 2022-04-30
HIMALAYA TECHNOLOGIES, INC
filed 2022-06-22
CIK 1409624

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended April 30, 2022

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File No. 000-55282

Himalaya Technologies Inc

(Exact name of small business issuer as specified in its charter)

Nevada	5511	26-0841675
(State or other jurisdiction of incorporation or organization)	(Primary Standard Industrial Classification Code Number)	(I.R.S. Employer Identification No.)

1 E Erie St, Ste 525 Unit #2420, Chicago, IL 60611

(Address of principal executive offices)

(630) 286-9560

(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The number of shares of Common Stock (.0001 par value) of the registrant outstanding was 147,201,861 at June 9, 2022. The number of shares of Series A Preferred Stock ($0.0001 par value and that each convert into 50 shares of common stock) of the registrant outstanding was 0 at June 9, 2022 The number of shares of Series B Preferred Stock ($0.0001 par value and that each convert into 1,000 shares of common stock) of the registrant outstanding was 501,372at June 9, 2022 The number of shares of Series C Preferred Stock ($0.0001 par value and that each convert into 10,000 shares of common stock) of the registrant outstanding was 1,000,000 at June 9, 2022. The market value of common shares outstanding as of June 9, 2022 was $662,408.

HIMALAYA TECHNOLOGIES, INC.

QUARTERLY REPORT ON FORM 10-Q FOR THE PERIOD ENDED APRIL 30, 2022

2

PART I

ITEM 1. FINANCIAL STATEMENTS

HIMALAYA TECHNOLOGIES, INC.

Himalaya Technologies Inc

(Formerly Homeland Resources LTD)

Condensed Consolidated Balance Sheets

(Unaudited)

	As of	As of
	April 30, 2022	July 31, 2021
Assets

Current assets
Cash	2,999	28,618
Total current assets	2,999	28,618

Other assets:
Investment GENBIO	189,749	-
Investment TAG	119,841	-
Website Design	8,837	10,586
Total other assets	318,427	10,586

Total assets	$321,426	$39,204

Liabilities and stockholders’ deficit

Liabilities

Current liabilities
Accounts payable	$239,601	$227,238
Derivative liability	236,419	551,892
Loan from shareholder	96,100	97,000
Loan from affiliate	54,463	27,000
Loans payable due to non-related parties, net	151,500	279,497
Total current liabilities	778,083	1,182,627

Total liabilities	778,083	1,182,627

Stockholders’ deficit
Common stock; $0.0001 par value authorized: 1,000,000,000 shares at April 30, 2022 and July 31, 2021, respectively:
issued and outstanding 147,201,861 and 97,734,883 at April 30, 2022 and July 31, 2021, respectively	14,720	9,773
Preferred stock Class A; $0.0001 par value authorized: 229,000,000 shares at April 30, 2022 and July 31, 2021, respectively: issued and outstanding 0 at April 30, 2022 and July 31, 2021, respectively: discretionary 1% dividend	-	-
Preferred stock Class B; $0.0001 par value authorized: 20,000,000 shares at April 30, 2022 and July 31, 2021: issued and outstanding 521,372 and 300,000 0 at April 30, 2022 and July 31,2021 respectively: discretionary 1% dividend	52	30
Preferred stock Class C; $0.0001 par value authorized: 1,000,000 shares at April 30, 2022 and July 31, 2021, respectively: and issued and outstanding 1,000,000 at April 30, 2022 and July 31, 2021,respectively: discretionary 1% dividend	100	100
Additional paid-in-capital	7,172,929	6,709,111
Accumulated deficit	(7,644,458)	(7,862,437)
Total stockholders’ deficit	(456,657)	(1,143,423)

Total liabilities and stockholders’ deficit	$321,426	$39,204

The accompanying notes are an integral part of these condensed consolidated financial statements

Himalaya Technologies Inc

(Formerly Homeland Resources LTD)

Condensed Consolidated Statement of Operations

(Unaudited)

	For the three Months Ended April 30,		For the nine Months Ended April 30,
	2022	2021	2022	2021

Operating revenue	$-	$-	$-	$-

Cost of revenue	-	-	-	-

Gross profit	-	-	-	-

Operating expenses:
General and administrative	22,232	30,977	85,069	30,977

Loss from operations	(22,232)	(30,977)	(85,069)	(30,977)

Other income (expenses)
Interest expense	(6,319)	(114,466)	(16,167)	(114,466)
Change in derivative liability	725,301	(51,457)	315,472	(51,457)
Debt settlement gain (loss)	3,038	-	3,038	-
Other income	300	750	681	750
Interest income	19	3	24	3
Total other income (expenses)	722,339	(165,170)	303,048	(165,170)

Income (loss) before income taxes	700,107	(196,147)	217,979	(196,147)

Provision for income taxes

Net income (loss)	$700,107	$(196,147)	$217,979	$(196,147)

Net income (loss) per share, basic and diluted	$0.01	$(0.00)	$0.00	$(0.00)

Weighted average common equivalent share outstanding, basic and diluted	131,241,563	75,546,982	125,392,580	75,546,982

The accompanying notes are an integral part of these condensed consolidated financial statements

Himalaya Technologies Inc

(Formerly Homeland Resources LTD)

Condensed Consolidated Statement of Stockholders’ Deficit

(Unaudited)

	Common Stock		Preferred Stock
			Class A		Class B		Class C		Common	Additional		Total
	Number	No	Number	$0.0001	Number	$0.0001	Number	$0.0001	Stock	paid-in	Accumulated	stockholders’
	of Shares	par value	of Shares	par value	of Shares	par value	of Shares	par value	Issuable	capital	deficit	deficit
Balance, July 31, 2020	75,546,982	$7,555	-	$-	-	$-	-	$-	$-	$6,559,185	$(7,681,667)	$(1,114,927)

Net loss	-	-	-	-	-	-	-	-	-	-	(196,147)	(196,147)

Balance, April 30, 2021	75,546,982	$7,555.00	-	$-	-	$-	-	$-	$-	$6,559,185	$(7,877,814)	$(1,311,074)

Balance, July 31, 2021	97,734,883	$9,773	-	$-	300,000	$30	1,000,000	$100	$-	$6,709,111	$(7,862,437)	$(1,143,423)

Conversion of convertible debt	49,466,978	4,947	-	-	-	-	-	-	-	123,050	-	127,997
Shares issuced for services	-	-	-	-	22,000	2	-	-	-	31,198	-	31,200
Shares issued for investment	-	-	-	-	199,372	20	-	-	-	309,570	-	309,590
		-
Net income	-	-	-	-	-	-	-	-	-	-	217,979	217,979

Balance, April 30, 2022	147,201,861	$14,720	-	$-	521,372	$52	1,000,000	$100	$-	$7,172,929	$(7,644,458)	$(456,657)

The accompanying notes are an integral part of these condensed consolidated financial statements

Himalaya Technologies Inc

(Formerly Homeland Resources LTD)

Condensed Consolidated Statement of Cash Flows

(Unaudited)

	For the nine months ended April 30,
	2022	2021
Cash flows provided by (used for) operating activities:
Net income (loss)	$217,979	$(196,147)
Adjustments to resoncile net loss to net cash provided by (used for)
operating activities:
Amortization	1,749	-
Preferred B shares issued for services	31,200	-
Legal fee for loan conversion	-
Change in derivative liability	(315,472)	51,457
Increase (decrease) in assets and liabilities:
Accounts payable	12,362	146,190
Accrued interest on loans payable	-

Net cash used for operating activities	(52,182)	1,500

Cash flows provided by (used for) Investing activities
Payment of Websie Design	-	-

Net cash used used infor Investing activities	-	-

Cash flows provided by (used for) Financing activities
Payment of related party loan	(900)	(1,500)
Payments to loan from afiliate	27,463	-

Net cash provied by (used for) financing activities	26,563	(1,500)

Net (decrease) increase in cash	(25,619)	-
Cash, beginning of period	28,618	-

Cash, end of period	$2,999	$-

Supplemental disclosure of cash flow information
Common stock issued for debt	$761,456	$-

The accompanying notes are an integral part of these financial statements

Himalaya Technologies, Inc

(formerly Homeland Resources Ltd)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 1 –ORGANIZATION

Himalaya Technologies, Inc. a/k/a/ Homeland Resources Ltd. (the “Company”) was incorporated under the laws of the State of Nevada on July 8, 2003. The Company’s principal historical activities had been the acquisition of a mineral property in the State of New Mexico. During the fiscal year ended July 31, 2010, the Company began to acquire working interests in a seismic exploration program as well as a drilling program in crude oil and natural gas properties in Oklahoma. Prior to July 31, 2019 the Company discontinued the exploration and drilling in Oklahoma and New Mexico. The Company has leases on two properties that were fully depleted prior to July 31, 2021. Over the past few years, the company generated approximately $1,500 per year of net revenue from these leases. Subsequent to July 31, 2021 the Company is in negotiations with the prior CEO to distribute the oil leases in payment of loan from shareholder and in discussions with other potential buyers of the assets though no formal agreement has been reached. On June 28, 2021 the Company amended its Articles of Incorporation to change the name of the Company to Himalaya Technologies, Inc.

Note 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements were prepared in conformity with generally accepted accounting principles in the United States of America (“US GAAP”) and in conformity with the rules and regulation of the U.S. Securities and Exchange Commission (SEC).

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include accounts payable, the recoverability of long-term assets, and the valuation of derivative liabilities.

Consolidation

For the year ended July 31, 2021, the consolidated financial statements include the accounts and operations of the Registrant, and its wholly owned subsidiary, KANAB CORP., which was acquired on July 31, 2021. All material inter-company transactions and accounts have been eliminated in the consolidation.

Cash

Cash consists of deposits in one large national bank. On April 30, 2022, and July 31, 2021, respectively, the Company had $2,999 and $28,618 and in cash in the United States. The Company has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in bank accounts.

Fair Value of Financial Instruments

For certain of the Company’s financial instruments, including cash accounts payable, accrued liabilities, short-term debt, and derivative liability, the carrying amounts approximate their fair values due to their short maturities. We adopted ASC Topic 820, “Fair Value Measurements and Disclosures,”, which requires disclosure of the fair value of financial instruments held by the Company. ASC Topic 825, “Financial Instruments,” defines fair value, and establishes a three-level valuation hierarchy for disclosures of fair value measurement that enhances disclosure requirements for fair value measures. The carrying amounts reported in the balance sheets for receivables and current liabilities each qualify as financial instruments and are a reasonable estimate of their fair values because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurement) and the lowest priority to unobservable inputs (level 3 measurements). The three levels of valuation hierarchy are defined as follows:

Level 1 input to the valuation methodology are quoted prices for identical assets or liabilities in active markets.

Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

Level 3 inputs to the valuation methodology are unobservable in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

The Company’s analyses of all financial instruments with features of both liabilities and equity under ASC 480, “Distinguishing Liabilities from Equity,” and ASC 815.

We have recorded the conversion option on notes as a derivative liability because of the variable conversion price, which in accordance with U.S. GAAP, prevents them from being considered as indexed to our stock and qualified for an exception to derivative accounting.

We recognize derivative instruments as either assets or liabilities on the accompanying balance sheets at fair value. We record changes in the fair value of the derivatives in the accompanying statement of operations.

Assets and liabilities measured at fair value are as follows as of April 30, 2022:

	Total	Level 1	Level 2	Level 3
Assets
Total assets measured at fair value

Liabilities
Derivative liability	236,419			236,419
Total liabilities measured at fair value	236,419			236,419

Assets and liabilities measured at fair value are as follows as of July 31, 2021:

	Total	Level 1	Level 2	Level 3

Assets
Total assets measured at fair value

Liabilities
Derivative liability	551,892			551,892
Total liabilities measured at fair value	551,892			551,892

Earnings Per Share (EPS)

Basic EPS is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS is computed similar to basic net income per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if all the potential common shares, warrants and stock options had been issued and if the additional common shares were dilutive. Diluted EPS assumes that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method for the outstanding options and the if-converted method for the outstanding convertible preferred shares. Under the treasury stock method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. Under the if-converted method, convertible outstanding instruments are assumed to be converted into common stock at the beginning of the period (or at the time of issuance, if later). During the year ended July 31, 2021 and 2020, the Company generated no revenues and incurred substantial losses, of which the vast majority were due to mostly non-cash charges for accrued interest, penalties and derivative charges related to convertible debt instruments. Therefore, the effect of any common stock equivalents on EPS is anti-dilutive during those periods.

Income Taxes

The Company utilizes FASB Accounting Standards Codification (ASC) Topic 740, Income Taxes, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that were included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC 740 provides accounting and disclosure guidance about positions taken by an organization in its tax returns that might be uncertain. When tax returns are filed, it is likely that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination. Interest associated with unrecognized tax benefits is classified as interest expense and penalties are classified in selling, general and administrative expenses in the statements of income.

On April 30, 2022 and July 31, 2021, the Company had not taken any significant uncertain tax positions on its tax returns for the period ended July 31, 2021 and prior years or in computing its tax provisions for any years. Prior management considered its tax positions, and believed that all of the positions taken by the Company in its Federal and State tax returns were more likely than not to be sustained upon examination. The Company is subject to examination by U.S. Federal and State tax authorities from inception to present, generally for three years after they are filed. New management, which took control of the Company on March 5, 2021, is currently evaluating prior management’s decision to not file federal tax returns and plans on filing past returns and related 1099 filings for compensation paid to prior management, employees, consultants, contractors and affiliates. The Company does not believe it has a material tax liability due to its operating losses in these periods but is preparing tax filings to bring itself current as it completes and moves forward on announced mergers and acquisitions.

Concentration of Credit Risk

Cash is mainly maintained by one highly qualified institution in the United States. At various times, such amounts are more than federally insured limits. Management does not believe that the Company is subject to any unusual financial risk beyond the normal risk associated with commercial banking relationships. The Company has not experienced any losses on our deposits of cash.

Risks and Uncertainties

The Company is subject to risks from, among other things, competition associated with the industry in general, other risks associated with financing, liquidity requirements, rapidly changing customer requirements, limited operating history and the volatility of public markets.

Crude Oil and Natural Gas Properties

The Company follows the full cost accounting method to account for crude oil and natural gas properties, whereby costs incurred in the acquisition, exploration and development of crude oil and natural gas reserves are capitalized. Such costs include lease acquisition, geological and geophysical activities, rentals on non-producing leases, drilling, completing and equipping of crude oil and natural gas wells and administrative costs directly attributable to those activities and asset retirement costs. Disposition of crude oil and natural gas properties are accounted for as a reduction of capitalized costs, with no gain or loss recognized unless, such adjustment would significantly alter the relationship between capital costs and proved reserves of crude oil and natural gas, in which case the gain or loss is recognized to income.

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

The crude oil and gas properties were fully depleted prior to July 31, 2019.

Revenue Recognition

The Company recognizes revenues in accordance with Accounting Standards Codification (“ASC”) 606 – Contracts with Customers. Revenue from sales of products is recognized when the related performance obligation is satisfied. The Company’s performance obligation is satisfied upon the shipment or delivery of products to customers.

Stock-Based Compensation

The Company accounts for all stock-based compensation using a fair value-based method. The fair value of equity-classified awards granted to employees is estimated on the date of the grant using the Black-Scholes option-pricing model and the related stock-based compensation expense is recognized over the vesting period during which an employee is required to provide service in exchange for the award.

Intangible Assets

The Company’s intangible assets include the Kanab.Club website, which was developed for external use. The Company carries these intangibles at cost, less accumulated amortization. Amortization is recorded on a straight-line basis over the estimated useful lives, estimated to be 5 years. Costs that are incurred to produce the finished product after technological feasibility has been established are capitalized as an intangible asset. The company performs periodic reviews to ensure that unamortized program costs remain recoverable from future revenue.

Goodwill and Other Acquired Intangible Assets

The Company initially records goodwill and other acquired intangible assets at their estimated fair values and reviews these assets periodically for impairment. Goodwill represents the excess of the purchase price over the fair value of identifiable tangible and intangible assets acquired and liabilities assumed in a business combination and is tested at least annually for impairment, historically during our fourth quarter.

Recently Issued Accounting Pronouncements

In February 2016, FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”). ASU 2016-02 requires an entity to recognize right-of-use assets and lease liabilities on its balance sheet and disclose key information about leasing arrangements. For public companies, ASU 2016-02 is effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period, and requires a modified retrospective adoption, with early adoption permitted. We are evaluating the impact this guidance will have on our financial position and statement of operations.

Concentrations

The Company recorded 100% of its other income from the operator of its crude oil and natural gas properties during the nine months ended April 30, 2022 and for the year ended July 31, 2021.

Note 3 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate the continuation of the Company as a going concern. The Company reported an accumulated deficit of $7,644,458 as of April 30, 2022. The Company also had negative working capital of $781,082 on April 30, 2022 and had operating income of $217,979 and operating loss of $196,147 for the nine months ended April 30, 2022 and 2021, respectively. To date, these losses and deficiencies have been financed principally through the issuance of common stock, loans from related parties and from third parties.

In view of the matters described, there is substantial doubt as to the Company’s ability to continue as a going concern without a significant infusion of capital. We anticipate that we will have to raise additional capital to fund operations over the next 12 months. To the extent that we are required to raise additional funds to acquire properties, and to cover costs of operations, we intend to do so through additional offerings of debt or equity securities. There are no commitments or arrangements for other offerings in place, no guaranties that any such financings would be forthcoming, or as to the terms of any such financings. Any future financing may involve substantial dilution to existing investors.

Note 4 – ACQUISITION OF KANAB CORP.

On July 31, 2021, the Company acquired 100% interest in KANAB CORP., a cannabis information services company. KANAB CORP.’s business plan includes completing its social site Kanab.Club targeting health and wellness products and services in the cannabis market, generating revenues from advertising and subscriptions, incorporating social media into the site, and marketing health and wellness products targeting consumers. KANAB CORP. is a development stage company that does not offer e-commerce services at this time, nor does it touch the cannabis plant and, given these matters, we do not believe regulatory oversight or rules of law are a risk factor to the business. As consideration for the purchase of KANAB CORP., we issued 300,000 shares of Class B Preferred stock for 100% ownership. As KANAB CORP. was acquired from the Company’s Chief Executive Officer and a company controlled by the Company’s Chief Executive Officer, the Company has accounted for the transaction as an acquisition under common control, recorded at cost. The historical value of the development costs at July 31, 2021 for the website design was $11,500. As an acquisition under common control, the results of operations for KANAB CORP. are included in our consolidated results of operations for the year ended July 31, 2021. Although KANAB CORP. has not generated any revenues, the business has developed a website that is currently active and generating traffic.

The following summarizes the acquired intangible assets:

	April 30,	July 31,
	2022	2021
Intangible assets	$11,500	$11,500
Accumulated amortization	(2,663)	(914)
	$8,897	$10,586

Note 5 – LOANS PAYABLE DUE TO RELATED PARTIES

As of April 30, 2022, the Company’s former chief executive officer had an outstanding balance of $96,400. The loan is non-interest bearing and due on demand. The Company is in discussions with the executive to resolve this amount by divesting the Company’s oil interests to him.

Note 6 - CONVERTIBLE NOTE PAYABLES

The Company had convertible note payables with one third party with stated interest rates ranging between 10% and 12% and 22% default interest not including penalties. These notes have a conversion feature such that the Company could not ensure it would have adequate authorized shares to meet all possible conversion demands; accordingly, the conversion option has been treated as a derivative liability in the accompanying interim financial statements. As of April 30, 2021, the Company had the following third-party convertible notes outstanding:

	Lender	Origination	Maturity	Amount	Interest

Note	GS Capital	6/29/21	6/29/22	151,500	10%
				151,500
Discount				-
				151,500

The convertible note owed to GS Capital converts at a price of 60% of the lowest trading price for the twenty (20) days prior to and including the date of notice of conversion. The number of shares that the loan can be converted into depends on the trading price at the time of conversion. As of April 30, 2022, the note theoretically today would convert into 126,250,000 common shares.

During the nine months ended April 30, 2022, third-party lenders converted $123,231 of principal and interest into 49,466,978 shares of common stock.

The variables used for the Black-Scholes model are as listed below:

	April 30,2022	July 31, 2021

●	Volatility: 165% - 271%	Volatility: 253% - 466%

●	Risk free rate of return: 1.24%- 1.53%	Risk free rate of return: 1.24%- 1.53%

●	Expected term: 1-3 years	Expected term: 1-3 years

On June 29, 2021, a third-party loaned the Company $151,500 in a 10% debenture that matures on June 29, 2022. The transaction netted the Company $125,000.00 after legal fees and due diligence expenses. The third party was also issued 2,500,000 shares of common stock as a loan incentive. Of the $125,000 proceeds, $93,899 was used to settle $391,196 of debt resulting in debt settlement income of $297,297.

Note 7 – INCOME TAXES

The Company did not file its federal tax returns for fiscal years from 2012 through 2020. Management at year-end 2021 believed that it should not have any material impact on the Company’s financials because the Company did not have any tax liabilities due to net loss incurred during these years.

Based on the available information and other factors, management believes it is more likely than not that any potential net deferred tax assets on July 31, 2021 and 2020 will not be fully realizable. The Company is current with corporate listing fees due to the State of Nevada and intends to prepare tax statements for federal and state requirements for 2021 and 2020.

Note 8 – EQUITY

During the year ended July 31, 2021, the Company increased the authorized shares for common stock of the Company from 100,000,000 to 1,000,000,000. The Company also authorize preferred of two hundred fifty (250) million. The preferred shares are in three classes, Class A shares which, one hundred thirty (130) million authorized are convertible into 50 shares of common shares for each share, these shares have voting rights of 1 vote per share. At October 31, 2021 there were 0 shares issued and outstanding. Class B shares, twenty (20) million authorized, which are convertible into 1,000 shares of common shares for each share, these shares have voting rights of 1,000 votes per share. At April 30, 2021 there were 320,000 shares issued and outstanding which equates into 320,000,000 votes. Class C shares, one (1) million authorized, which are convertible into 1 shares of common shares for each share. These shares have voting rights of 100,000 votes per share. At April 30, 2021 there were 1,000,000 shares outstanding which equates into 100,000,000,000 votes. These shares represent the controlling votes of the Company. These shares are all issued to our Company CEO. There are ninety nine (99) million shares of preferred shares authorized that have not been assigned a class at this time for future requirements.

On June 28, 2021, the Company issued 50,000,000 warrants to FOMO Advisors LLC for advisory services for future advisory services.

On July 31, 2021 the Company issued 300,000 shares of Class B Preferred for the acquisition of KANAB CORP.

On July 31, 2021 the Company issued 1,000,000 shares of Class C preferred to the new Company CEO.

During the year ended July 31, 2021, third-party lenders converted $232,057 of principal and interest into 22,187,901 shares of common stock.

During the six months ended January 31, 2022, third-party lenders converted $69,449 of principal and interest into 30,198,755 shares of common stock.

On September 25, 2021, the Company issued 20,000 shares of Class B Preferred for services.

On November 14, 2021, we issued two (2) million common stock purchase warrants with a three-year expiration and $0.01 strike price to a consultant for Advisory Board services.

On November 28, 2021 we issued 99,686 series B preferred shares of HMLA stock for 2,036,188 common shares of GenBio, Inc., representing 19.9% ownership. GenBio, Inc is a biotechnology company that researches natural products that act on new molecular pathways, primarily to suppress inflammation at critical points in these biochemical pathways. The Company’s research has shown that these active compounds decrease obesity-induced increases in abdominal fat pads, blood pressure, fatty liver and insulin resistance. Based on a stock price at closing of .0019 and 99,686,000 common stock equivalents, this values the investment at $189,749. The GenBio transaction is being accounted for as an investment on our balance sheet. We will not consolidate GenBio’s financial statements.

On January 1, 2022, we issued 99,686 series B preferred shares of HMLA stock for 1,242,000 Member Interests of The Agrarian Group, LLC (“TAG”) representing 19.9% ownership. Based on a stock price at closing of .0012 and 99,686,000 common stock equivalents, this values the investment at $119,841. The TAG transaction is being accounted for as an investment on our balance sheet. We will not consolidate TAG’s financial statements.

On February 1, 2022, the Company issued 2,000 shares of Class B Preferred for services. Based on a stock price at closing of .0001 and 2,000,000 common stock equivalents, this values the expense at $200.

On April 8, 2022, a third party lender converted $15,200.00 of principal, interest and penalties of a junior loan into 5,846,154 common shares.

On April 14, 2022, a third party lender converted $18,100.00 of principal, interest and penalties of a junior loan into 5,838,710 common shares.

On April 20, 2022, a third party lender converted $15,800.00 of principal, interest and penalties of a junior loan into 5,851,852 common shares.

On April 22, 2022, a third party lender converted $4,675.07 of principal, interest and penalties of a junior loan into 1,731,507 common shares.

Note 9 - COVID-19 PANDEMIC UPDATE

In March 2020, the World Health Organization declared a global health pandemic related to the outbreak of a novel coronavirus. The COVID-19 pandemic adversely affected the company’s financial performance in the third and fourth quarters of fiscal year 2020 and could have an impact throughout fiscal year 2021. In response to the COVID-19 pandemic, government health officials have recommended and mandated precautions to mitigate the spread of the virus, including shelter-in-place orders, prohibitions on public gatherings and other similar measures. There is uncertainty around the duration and breadth of the COVID-19 pandemic, as well as the impact it will have on the company’s operations, supply chain and demand for its products. As a result, the ultimate impact on the company’s business, financial condition or operating results cannot be reasonably estimated at this time.

Note 10 – SUBSEQUENT EVENTS

Item 2. Management’s Discussion and Analysis or Plan of Operation

Plan of Operations

This 10−Q contains forward-looking statements. Our actual results could differ materially from those set forth as a result of general economic conditions and changes in the assumptions used in making such forward-looking statements. The following discussion and analysis of our financial condition and results of operations should be read together with the audited consolidated financial statements and accompanying notes and the other financial information appearing elsewhere in this report. The analysis set forth below is provided pursuant to applicable Securities and Exchange Commission regulations and is not intended to serve as a basis for projections of future events.

Plan of Operations

Himalaya Technologies, Inc. a/k/a Homeland Resources Ltd. (the “Company”) was incorporated under the laws of the State of Nevada on July 8, 2003. The Company’s principal historical activities had been the acquisition of a mineral property in the State of New Mexico. During the fiscal year ended July 31, 2010, the Company began to acquire working interests in a seismic exploration program as well as a drilling program in crude oil and natural gas properties in Oklahoma. Prior to July 31, 2019 the Company discontinued the exploration and drilling in Oklahoma and New Mexico. The Company has leases on two properties that were fully depleted prior to July 31, 2021. Over the past few years, the company generated approximately $1,500 per year of net revenue from these leases. We have an agreement in principle to divest the mineral, oil and gas properties to the Company’s former CEO and are also entertaining offers from the owner of the properties and assume control of and/or purchase the assets, though no formal agreement has been signed. Our intended plan of operations is to develop and enhance our social site Kanab.Club targeting health and wellness in the cannabis media market supplemented by strategic acquisitions and investments in GenBio, Inc. and other potential to be determined opportunities. On June 28, 2021 the Company amended its articles to change the name of the Company to Himalaya Technologies Inc.

Our business plan includes completing our social site Kanab.Club targeting health and wellness based in the cannabis market, generating revenues from advertising and subscriptions, incorporating social media site into the site, and marketing our planned 19.9% investment GenBio, Inc.’s health and wellness products targeting anti-inflammatory nutraceuticals to consumers. In the future, in partnership with GenBio, Inc., we plan to introduce a health and wellness energy and anti-inflammatory beverage product under the brand “FOMO” or other to drive growth. We are currently in discussions with co-pack and distribution companies, and GenBio, Inc. is formulating its extracts and obtaining laboratory certification for this planned consumer beverage.

On November 28, 2021 we issued 99,686 series B preferred shares of HMLA stock for 2,036,188 common shares of GENBIO Inc., representing 19.99% ownership. The GENBIO transaction is being accounted for as an investment on our balance sheet. We will not consolidate GENBIO’s financial statements.

On January 1, 2022, the Company executed a 19.9% stock purchase with The Agrarian Group LLC (“TAG”; http://www.theagrariangroup.com/), a provider of digital intelligence “AgtechDi” software designed from its granted patents to optimize the food supply chain by increasing food safety and profitability for growers who operate vertical farms, greenhouses, converted shipping containers, and other forms of controlled environment agriculture. TAG is focusing its technology on the broad produce market, but in the future may offer it to cannabis cultivators. TAG is a software platform and will never touch the cannabis plant, eliminating regulatory risk, in our view. Under the Investment Agreement, we issued TAG 99,686 Series B Preferred shares in exchange for 1,242,000 Class A Membership units of TAG. Based on a stock price at closing of .0012 and 99,686,000 common stock equivalents, this values the investment at $119,841. The TAG transaction is being accounted for as an investment on our balance sheet. We will not consolidate TAG’s financial statements.

KANAB.CLUB is an information portal which does not touch the flower; we do not offer e-commerce services at this time and, given these matters, do not believe regulatory oversight or rules of law are a risk factor to our business.

We are in preliminary discussions with industry executives with contacts in the co-pack and distribution markets for canned and bottled beverages, though there can be assurances we will be successful in engaging any of these contacts for development of our pre-formulation pre-launch wellness beverage.

Costs and Resources

Himalaya Technologies Inc. is currently pursuing additional funding resources that will potentially enable it to maintain its current and planned operations through the next 12 months. The Company anticipates that it will need to raise additional capital in order to sustain and grow its operations over the next few years. To the extent that the Company’s capital resources are insufficient to meet current or planned operating requirements, the Company will seek additional funds through equity or debt financing, collaborative or other arrangements with corporate partners, licensees or others, and from other sources, which may have the effect of diluting the holdings of existing shareholders. As of April 30, 2022, the Company had no current arrangements with respect to, or sources of, such additional financing and the Company does not anticipate that existing shareholders or creditors will provide any portion of the Company’s future financing requirements. No assurance can be given that additional financing will be available when needed or that such financing will be available on terms acceptable to the Company. If adequate funds are not available, the Company may be required to delay or terminate expenditures for certain of its programs that it would otherwise seek to develop and commercialize. This would have a material adverse effect on the Company.

Results of Operation for the Nine Months Ended April 30, 2022 and 2021

During the nine months ended April 300, 2022 and 2021, the Company had $0 and $0 in operating revenues. During the nine months ended April 30, 2022 the Company incurred $0 cost of revenues. During the nine months ended April 30, 2022, the Company incurred operating expenses of $85,069, consisting primarily of G&A expenses, consulting fees and travel expenses and other general and administrative costs. For the nine months ended April 30, 2022, these operating losses combined with non-operating income (expenses) of $303,979 resulted in net income of $217,979. For the nine months ended April 30, 2021, the Company had operating losses of $30,977 and non-operating income (expenses) of $(165,170) resulted in net loss of $196,147.

Equity and Capital Resources

We have incurred losses since the inception of our business and as of April 30, 2022 we had an accumulated deficit of $7,644,458. As of April 30, 2022, the Company had cash balance of $2,999 and negative working capital of $781,082.

To date, we have funded our operations through short-term debt financing. During the nine months ended April 30, 2022, the Company received $21,509 of borrowed funds from related party affiliate. In addition, during this period the Company issued 49,466,978 of common stock to lenders for conversions of $123,231 of principal and interest related to third-party debt. The Company issued 22,000 shares of Preferred B shares for compensation. The Company also issued 199,372 Preferred B shares as an investment.

We expect our expenses will continue to increase during the foreseeable future as a result of increased operational expenses and the development of our automobile business. However, we do not expect to start generating revenues from our operations for another 12 months. Consequently, we are dependent on the proceeds from future debt or equity investments to sustain our operations and implement our business plan. If we are unable to raise sufficient capital, we will be required to delay or forego some portion of our business plan, which would have a material adverse effect on our anticipated results from operations and financial condition. There is no assurance that we will be able to obtain necessary amounts of additional capital or that our estimates of our capital requirements will prove to be accurate. As of the date of this Report we did not have any commitments from any source to provide such additional capital. Even if we are able to secure outside financing, it may be unavailable in the amounts or the times when we require. Furthermore, such financing would likely take the form of bank loans, private placement of debt or equity securities or some combination of these. The issuance of additional equity securities would dilute the stock ownership of current investors while incurring loans, leases or debt would increase our capital requirements and possible loss of valuable assets if such obligations were not repaid in accordance with their terms.

Delinquent Loans

None

Off-balance Sheet Arrangements

Since our inception through April 30, 2022, we have not engaged in any off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As a “small reporting company” we are not required to provide this information under this item pursuant to Regulation S-K.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report on Form 10-Q, our President and Chief Financial Officer performed an evaluation of the effectiveness of and the operation of our disclosure controls and procedures as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act. Based on that evaluation, our President and Chief Financial Officer concluded that as of the end of the period covered by this report on Form 10-Q, our disclosure controls and procedures are not effective in timely alerting them to material information relating to Himalaya Technologies, Inc. required to be included in our Exchange Act filings.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Exchange Act that occurred during the quarter ended April 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

As a “smaller reporting company”, we are not required to provide this information under this item pursuant to Regulation S-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the nine months ended April 30, 2022, the Company issued 49,466,978 of common stock to lenders for conversions of $123,231 of principal and interest related to third-party debt.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None

Item 6. Exhibits.

(a) Exhibits.

Exhibit	Item

10.1**	Convertible Loan Agreement GS Capital Partners LLC – June 29, 2021

31.1*	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document*
101.SCH	Inline XBRL Taxonomy Extension Schema Document*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herein.
**	Filed with the Form 10-12 G/A filed April 4, 2022

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Himalaya Technologies, Inc.

Date: June 22, 2022	/s/ Vikram Grover
Vikram Grover, President
(Principal Executive Officer)

Date: June 22, 2022	/s/ Vikram Grover
Vikram Grover, Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit	Item

10.1**	Convertible Loan Agreement GS Capital Partners LLC – June 29, 2021

31.1*	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document*
101.SCH	Inline XBRL Taxonomy Extension Schema Document*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herein.
**	Filed with the Form 10-12 G/A filed April 4, 2022

