Form 10-K
period 2022-07-31
HIMALAYA TECHNOLOGIES, INC
filed 2022-11-22
CIK 1409624

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2022

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _____________ to _____________

Commission file number 000-55282

HIMALAYA TECHNOLOGIES, INC.

(Exact name of small business issuer as specified in its charter)

Nevada	26-0841675
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

1 E Erie St, Ste 525 Unit #2420, Chicago, IL 60611

(Address of principal executive offices) (Zip Code)

(630) 708-0750

(Issuer’s telephone number)

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, no par value

(Title of Class)

Indicate by check mark if registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer a smaller reporting company or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed fiscal year 2022, was $460,561.

As of November 21, 2022 there were 147,201,861 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

CAUTIONARY NOTE ABOUT FORWARD-LOOKING STATEMENTS

The information contained in this Annual Report on Form 10-K includes some statements that are not purely historical and that are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and as such, may involve risks and uncertainties. These forward-looking statements relate to, among other things, expectations of the business environment in which we operate, perceived opportunities in the market and statements regarding our mission and vision. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. You can generally identify forward-looking statements as statements containing the words “anticipates, believes, continue, could, estimates, expects, intends, may, might, plans, possible, potential, predicts, projects, seeks, should, will, would” and similar expressions, or the negatives of such terms, but the absence of these words does not mean that a statement is not forward-looking.

Forward-looking statements involve risks and uncertainties that could cause actual results or outcomes to differ materially from those expressed in the forward-looking statements. The forward-looking statements contained herein are based on various assumptions, many of which are based, in turn, upon further assumptions. Our expectations, beliefs and forward-looking statements are expressed in good faith based on management’s views and assumptions as of the time the statements were made, but there can be no assurance that management’s expectations, beliefs, or projections will result or be achieved or accomplished.

In addition to other factors and matters discussed elsewhere herein, the following are important factors that, in our view, could cause actual results to differ materially from those discussed in the forward-looking statements: technological advances, impact of competition, dependence on key personnel and the need to attract new management, effectiveness of cost and marketing efforts, acceptances of products, ability to expand markets and the availability of capital or other funding on terms satisfactory to us. We disclaim any obligation to update forward-looking statements to reflect events or circumstances after the date hereof.

As used in this Annual Report on Form 10-K (the “Annual Report”), the terms “Himalaya,” “the Company,” “we,” “us” and “our” refer to Himalaya Technologies, Inc..

PART I

Item 1. Description of Business.

Himalaya Technologies, Inc. a/k/a Homeland Resources Ltd. (“Himalaya”, “HMLA,” “us,” “we,” the “Company”) was incorporated under the laws of the State of Nevada on July 8, 2003. The Company’s principal historical activities had been the acquisition of a mineral property in the State of New Mexico. During the fiscal year ended July 31, 2010, the Company began to acquire working interests in a seismic exploration program as well as a drilling program in crude oil and natural gas properties in Oklahoma. Prior to July 31, 2019 the Company discontinued the exploration and drilling in Oklahoma and New Mexico. The Company has leases on two properties that were fully depleted prior to July 31, 2019. Over the past few years, the company generated approximately $1,500 per year of net revenue from these leases. Subsequent to July 31, 2022 the Company reached an agreement with the prior CEO to distribute the oil leases in payment of loan from shareholder. Our intended plan of operations is to develop and enhance our social site Kanab.Club targeting health and wellness in the cannabis media market supplemented by strategic acquisitions and investments in GenBio, Inc. and other potential to be determined opportunities. On June 28, 2021 the Company amended its Articles of Incorporation to change the name of the Company to Himalaya Technologies, Inc. from Homeland Resources Ltd.

Our business plan includes completing our social site Kanab.Club targeting health and wellness focused on the cannabis market, generating revenues from advertising and subscriptions, incorporating social media site into the site, and marketing our planned 19.9% investment GenBio, Inc.’s health and wellness products targeting anti-inflammatory nutraceuticals to consumers. In the future, in partnership with GenBio, Inc., we plan to introduce a health and wellness energy and anti-inflammatory beverage product under the brand “FOMO” or other to drive growth. We are currently in preliminary discussions with co-pack and distribution companies, and GenBio, Inc. is formulating its extracts and obtaining laboratory certification for this planned consumer beverage, though there can be no assurance of a successful product formulation or distribution.

The Company has one wholly owned subsidiary, KANAB CORP. The Company has two investments, GenBio, Inc. and The Agrarian Group, LLC. The Company owns 19.9% of GenBio, Inc. and 19.9% of The Agrarian Group, LLC.

KANAB CORP. is a development stage company targeting information services for the cannabis industry using its social site Kanab.Club (https://kanab.club/). We do not offer e-commerce services at this time or touch the cannabis plant and, given these matters, do not believe regulatory oversight or rules of law are a risk factor to our business.

On November 28, 2021 we executed a 19.9% stock purchase with GenBio, Inc. (“GenBio”; https://www.genbioinc.com/) a provider of nutraceutical products and services based on proprietary biotechnology that fight inflammation and high blood pressure. We issued 99,686 series B Preferred shares of stock for 2,036,188 common shares of GenBio, Inc., representing 19.9% ownership. Based on a stock price at closing of .0019 and 99,685,794 common stock equivalents, this values the investment at $189,749. The GenBio transaction is being accounted for as an investment on our balance sheet. We will not consolidate GenBio’s financial statements.

On January 1, 2022, the Company executed a 19.9% stock purchase with The Agrarian Group LLC (“TAG”; http://www.theagrariangroup.com/), a provider of digital intelligence “AgtechDi” software designed from its granted patents to optimize the food supply chain by increasing food safety and profitability for growers who operate vertical farms, greenhouses, converted shipping containers, and other forms of controlled environment agriculture. TAG is focusing its technology on the broad produce market, but in the future may offer it to cannabis cultivators. TAG is a software platform and will never touch the cannabis plant, eliminating regulatory risk, in our view. Under the Investment Agreement, we issued TAG 99,686 Series B Preferred shares in exchange for 1,242,000 Class A Membership units of TAG. Based on a stock price at closing of .0012 and 99,868,000 common stock equivalents, this values the investment at $119,841. The TAG transaction is being accounted for as an investment on our balance sheet. We will not consolidate TAG’s financial statements.

The Company’s shareholder voting control is effectively controlled by its chairman and CEO, Vikram P. Grover, due to his ownership of (i) all 1,000,000 of the outstanding shares of the Company’s Series C Preferred Stock which has voting power of 100,000 votes per share and (ii) 174,594 shares of the Company’s Series B Preferred Stock directly (31.9% of that class’s outstanding shares) and 150,000 shares of the Company’s Series B Preferred Stock indirectly through a Company he controls (27.4%) which have 1,000 votes per share. With this voting power, Mr. Grover, can determine the outcome of any matter put to a shareholder vote including taking corporate actions by shareholder consent.

Corporate Information

We were incorporated in the State of Nevada in 2003. Our principal executive offices are located at 1 E Erie St, Ste 525 Unit #2420, Chicago, IL 60611 and our telephone number is (630) 708-0750. Our website is www.himalayatechnologies.com. Information contained on, or that can be accessed through, our website is not incorporated by reference into this Annual Report.

Item 1A. Risk Factors.

Not applicable to smaller reporting companies

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

The Company currently uses an address in Chicago of 1 E Erie St, Ste 525 Unit #2420, Chicago, IL 60611 as its office address. This address is a mail stop used only to receive mail. Our Company Chief Executive Officer works out of an office at 831 W North Ave., Pittsburgh, PA 15233.

Item 3. Legal Proceedings.

None.

Item 4. Mine Safety Disclosures.

None.

PART II

Item 5. Market for Registrant’s Common Equity Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our shares of common stock are quoted on the OTCPink tier of the over-the-counter market operated by OTC Markets Group Inc. under the symbol “HMLA”. Such market is extremely limited. We can provide no assurance that our shares of common stock will be continued to be traded on the OTCPink or another exchange, or if traded, that the current public market will be sustainable.

Holders of Record

As of the date of this Annual Report, there were approximately 34 holders of record of our common stock, as reported by the Company’s transfer agent. In computing the number of holders of record, each broker-dealer and clearing corporation holding shares on behalf of its customers is counted as a single shareholder and accordingly, the Company believes that the number of beneficial owners of its common stock is significantly higher.

Dividends

We have never declared or paid any cash dividends on our common stock, nor do we anticipate paying any in the foreseeable future. Furthermore, we expect to retain any future earnings to finance our operations and expansion. The payment of cash dividends in the future will be at the discretion of our Board of Directors.

Securities Authorized for Issuance under Equity Compensation Plans

None.

Recent Sales of Unregistered Securities

None.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation

This Annual Report contains forward-looking statements. Our actual results could differ materially from those set forth because of general economic conditions and changes in the assumptions used in making such forward-looking statements. The following discussion and analysis of our financial condition and results of operations should be read together with the audited consolidated financial statements and accompanying notes and the other financial information appearing elsewhere in this Annual Report. See “Cautionary Note Regarding Forward Looking Statements” above.

Results of Operations

Year ended July 31, 2022 as compared to year ended July 31, 2021

Revenues. During the years ended July 31, 2022 and 2021, the Company had no revenues.

Cost of Revenues. During the years ended July 31, 2022 and 2021, the Company had no cost of revenues.

Operating Expenses. During the year ended July 31, 2022, the Company incurred operating expenses of $285,731 consisting primarily of shares issued for services and compensation expense. During the year ended July 31, 2021, the Company incurred operating expenses of $44,717. The increase in operating expenses in 2022 from 2021 was due primarily to shares and warrants issued for services.

Other Income (Expenses). During the year ended July 31, 2022, the Company incurred other income(expense) $88,692 consisting of interest expense, derivative liability gains and other income. During the year ended July 31, 2021, the Company incurred other income(expense) of $77,570 consisting of interest expense, derivative liability gains, income on debt settlement and other income.

Net Losses. As a result of the above, the Company incurred a net loss of $197,039, for the year ended July 31, 2022, as compared to net income of $32,853 for the year ended July 31, 2021.

Liquidity and Capital Resources at July 31, 2022

We have incurred losses since inception of our business and at July 31, 2022, we had an accumulated deficit of $8,059,476. As of July 31, 2022, we had cash of $4,141 and negative working capital of $1,016,603.

To date, we have funded our operations through short-term debt and equity financing. During the year ended July 31, 2022, the Company received $14,178, less $600 in payments, from related parties.

Summary of Significant Accounting Policies

See Note 2 to the Consolidated Financial Statements included in Item 8 of this Annual Report.

Off-balance Sheet Arrangements

None.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

Not required under Regulation S-K for “smaller reporting companies.”

Item 8. Financial Statements and Supplementary Data.

Our audited consolidated financial statements are set forth below1.

HIMALAYA TECHNOLOGIES, INC. and Subsidiary

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and

Board of Directors of Himalaya Technologies, Inc. (formerly Homeland Resources Ltd.)

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Himalaya Technologies, Inc. (formerly Homeland Resources Ltd.) (the “Company”) as of July 31, 2022, the related consolidated statements of operations, changes in stockholders’ equity (deficit), and consolidated cash flows for year period ended July 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of July 31, 2022, and the results of its operations and its cash flows for the year ended July 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt About the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company had operating losses for the year ended July 31, 2022, had a working capital deficit and an accumulated deficit at July 31, 2022. These factors raise substantial doubt about its ability to continue as a going concern for one year from the issuance of these financial statements. Management’s plans are also described in Note 3. The financial statements do not include adjustments that might result from the outcome of this uncertainty.

Basis of Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to fraud or error. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

Other matters

The audit for the accompanying consolidated balance sheets of Himalaya Technologies, Inc. (formerly Homeland Resources Ltd.) as of July 31, 2021, the related consolidated statements of operations, changes in stockholders’ equity (deficit), and consolidated cash flows for the year then ended July 31, 2021, and the related notes was performed by another Independent Registered Public Accounting Firm, Boyle CPA, LLC.

/s/ Victor Mokuolu, CPA PLLC

PCAOB ID: 6771

We have served as the Company’s auditor since 2022

Houston, Texas

November 21, 2022

To the Shareholders and

Board of Directors of Himalaya Technologies, Inc. (formerly Homeland Resources Ltd.)

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Himalaya Technologies, Inc. (formerly Homeland Resources Ltd.) (the “Company”) as of July 31, 2021, the related consolidated statements of operations, stockholders’ deficit, and cash flows for the year ended July 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of July 31, 2021, and the results of its operations and its cash flows for the year July 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt About the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company had operating losses for the years ended July 31, 2021 and 2020, and had a working capital deficit and an accumulated deficit at July 31, 2021. These factors raise substantial doubt about its ability to continue as a going concern for one year from the issuance of these financial statements. Management’s plans are also described in Note 3. The financial statements do not include adjustments that might result from the outcome of this uncertainty.

Basis of Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to fraud or error. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Boyle CPA, LLC

We have served as the Company’s auditor from 2021 to 2022

Red Bank, NJ
September 27, 2021

331 Newman Springs Road Building 1, 4th Floor, Suite 143	P (732) 784-1582
Red Bank, NJ 07701	F (732) 510-0665

Himalaya Technologies Inc

Consolidated Balance Sheets

	July 31,
	2022	2021
ASSETS

Current assets
Cash	$4,141	$28,618
Total current assets	4,141	28,618

Other assets:
Investment in oil and gas properties	-	-
Investment GENBIO	189,749	-
Investment TAG	119,841	-
Website design	13,338	10,586
Total other assets	322,928	10,586

Total assets	$327,069	$39,204

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Liabilities

Current liabilities
Accounts payable and accrued expenses	$293,856	$227,238
Derivative liability	440,766	551,892
Loan from shareholder	96,400	97,000
Loan from affiliate	38,222	27,000
Loans payable due to non-related parties, net	151,500	279,497
Total current liabilities	1,020,744	1,182,627

Total liabilities	1,020,744	1,182,627

Stockholders’ deficit
Common stock; $0.0001 par value authorized: 1,000,000,000 shares at July 31, 2022 and 2021, respectively: issued and outstanding 147,201,861 and 97,734,883 at July 31, 2022 and 2021, respectively	14,720	9,773
Preferred stock Class A; $0.0001 par value authorized: 130,000,000 shares at July 31, 2022 and 2021, respectively: issued and outstanding 0 at July 31, 2022 and 2021, respectively: discretionary 1% dividend	-	-
Preferred stock Class B; $0.0001 par value authorized: 20,000,000 shares at July 31, 2022 and 2021, respectively: issued and outstanding 521,352 and 300,000 at July 31, 2022 and 2021, respectively: discretionary 1% dividend	54	30
Preferred stock Class C; $0.0001 par value authorized: 1,000,000 shares at July 31, 2022 and 2021, respectively: and issued and outstanding 1,000,000 and 1,000,000 at July 31, 2022 and 2021,respectively: discretionary 1% dividend	100	100
Additional paid-in-capital	7,350,927	6,709,111
Accumulated deficit	(8,059,476)	(7,862,437)
Total stockholders’ deficit	(693,675)	(1,143,423)

Total liabilities and stockholders’ deficit	$327,069	$39,204

The accompanying notes are an integral part of these financial statements

Himalaya Technologies Inc

Consolidated Statement of Operations

	For the Year Ended July 31,
	2022	2021

Operating revenue	$-	$-

Cost of revenue	-	-

Gross profit	-	-

Operating expenses:
General and administrative	283,068	43,803
Amortization expense	2,663	914
	285,731	44,717

Loss from operations	(285,731)	(44,717)

Other income (expenses)
Interest expense	(22,986)	(152,621)
Change in derivative liability	111,125	(68,609)
Debt settlement gain (loss)	-	297,297
Other income	553	1,503
Total other income (expenses)	88,692	77,570

Loss before income taxes	(197,039)	32,853

Provision for income taxes	-	-

Net income (loss)	$(197,039)	$32,853

Net loss per share, basic and diluted	$(0.00)	$0.00

Weighted average common equivalent share outstanding, basic and diluted	130,845,920	76,274,181

The accompanying notes are an integral part of these financial statements

Himalaya Technologies Inc

Consolidated Statement of Stockholders’ Deficit

	Common Stock		Preferred Stock
			Class A		Class B		Class C		Additional		Total
	Number	No	Number	$0.0001	Number	$0.0001	Number	$0.0001	paid-in	Accumulated	stockholders’
	of Shares	par value	of Shares	par value	of Shares	par value	of Shares	par value	capital	deficit	deficit
Balance, July 31, 2020	75,546,982	7,555	-	-	-	-	-	-	6,559,185	(7,895,290)	(1,328,550)

Conversion of convertible debt	19,687,901	1,968	-	-	-	-	-	-	98,589	-	100,557
Shares issuced for purchase of Kanab Corp	-	-	-	-	300,000	30	-	-	11,970	-	12,000
Sharess issed for loan commitment	2,500,000	250	-	-	-	-	-	-	29,750		30,000
Shares purchased	-	-	-	-	-	-	1,000,000	100	-	-	100
Warrants issued for advisory fees	-	-	-	-	-	-	-	-	9,617	-	9,617
Net income	-	-	-	-	-	-	-	-	-	32,853	32,853

Balance, July 31, 2021	97,734,883	9,773	-	-	300,000	30	1,000,000	100	6,709,111	(7,862,437)	(1,143,423)

Conversion of convertible debt	49,466,978	4,947	-	-	-	-	-	-	123,050	-	127,997
Shares issued for services	-	-	-	-	22,000	2	-	-	39,198	-	39,200
Shares issued for accrued compensation	-	-	-	-	15,504	2			79,998	-	80,000
Shares issued for investment	-	-	-	-	199,372	20	-	-	309,570	-	309,590
Recognition of warrants	-	-	-	-	-	-	-	-	90,000	-	90,000
Net loss	-	-	-	-	-	-	-	-	-	(197,039)	(197,039)

Balance, July 31, 2022	147,201,861	$14,720	-	$-	536,876	$54	1,000,000	$100	$7,350,927	$(8,059,476)	$(693,675)

The accompanying notes are an integral part of these financial statements

Himalaya Technologies Inc

Consolidated Statement of Cash Flows

	For the year ended July 31,
	2022	2021
Cash flows provided by (used for) operating activities:
Net loss	$(197,039)	$32,853
Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Amortization expense	2,663	914
Loss (gain) on debt settlement	-	(297,297)
Change in derivative liability	(111,125)	68,609
Shares/ Warrants issued for services	129,200	9,617
Increase (decrease) in assets and liabilities:
Accounts payable	147,002	(2,400)
Interest expense	-	152,621
Accrued interest on loans payable	-	6,500

Net cash used for operating activities	(29,299)	(28,583)

Cash flows provided by (used for) Investing activities
Payment of Website Design	(5,800)	-

Net cash provided by (used for) investing activities	(5,800)	-

Cash flows provided by (used for) Financing activities
Payment of related party loan	-	(1,500)
Proceeds from loan from affiliate	11,222	27,500
Purchase of Preferred C shares	-	100
Payment of non-related party loans	(600)	(93,899)
Proceeds from non-related loans	-	125,000

Net cash provided by (used for) financing activities	10,622	57,201

Net (decrease) increase in cash	(24,477)	28,618
Cash, beginning of year	28,618	-

Cash, end of year	$4,141	$28,618

Supplemental disclosure of cash flow information
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-
Preferred stock issued for accrued compensation	$80,000	$-
Common stock issued for debt	$-	$761,456

The accompanying notes are an integral part of these financial statements

Himalaya Technologies, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2022 AND 2021

Note 1 –ORGANIZATION

Himalaya Technologies, Inc. (the “Company”) was incorporated under the laws of the State of Nevada on July 8, 2003. The Company’s principal historical activities had been the acquisition of a mineral property in the State of New Mexico. During the fiscal year ended July 31, 2010, the Company began to acquire working interests in a seismic exploration program as well as a drilling program in crude oil and natural gas properties in Oklahoma. Prior to July 31, 2019 the Company discontinued the exploration and drilling in Oklahoma and New Mexico. The Company has leases on two properties that were fully depleted prior to July 31, 2021. Over the past few years, the company generated approximately $1,500 per year of net revenue from these leases. Subsequent to July 31, 2022 the Company reached an agreement with the Company’s prior CEO to distribute the oil leases in payment of loan from shareholder.

On June 28, 2021 the Company amended its Articles of Incorporation to change the name of the Company to “Himalaya Technologies, Inc.” from Homeland Resources Ltd.

The Company’s business plan includes completing its’ social site Kanab.Club targeting health and wellness based on the cannabis market, generating revenues from advertising and subscriptions, incorporating social media site into the site, and marketing its’ 19.9% investment GenBio, Inc.’s health and wellness products targeting anti-inflammatory nutraceuticals to consumers. Additionally, the Company intends to pursue growth of its 19.9% minority investment in agriculture technology provider The Agrarian Group, LLC (“TAG”).

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

Consolidation

The consolidated financial statements include the accounts and operations of the Company, and its wholly owned subsidiary, KANAB CORP., which was acquired on July 31, 2021. All material inter-company transactions and accounts have been eliminated in the consolidation.

Cash

Cash consists of deposits in two large national banks. On July 31, 2022 and 2021, respectively, the Company had $4,141 and $28,618 in cash in the United States. The Company has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in bank accounts.

Himalaya Technologies, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2022 AND 2021

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

The Company has recorded the conversion option on notes as a derivative liability because of the variable conversion price, which in accordance with U.S. GAAP, prevents them from being considered as indexed to our stock and qualified for an exception to derivative accounting.

The Company recognizes derivative instruments as either assets or liabilities on the accompanying balance sheets at fair value. We record changes in the fair value of the derivatives in the accompanying statement of operations.

Assets and liabilities measured at fair value are as follows as of July 31, 2022:

	Total	Level 1	Level 2	Level 3
Assets
Total assets measured at fair value

Liabilities
Derivative liability	440,766			440,766
Total liabilities measured at fair value	440,766			440,766

Assets and liabilities measured at fair value are as follows as of July 31, 2021:

	Total	Level 1	Level 2	Level 3

Assets
Total assets measured at fair value

Liabilities
Derivative liability	551,892			551,892
Total liabilities measured at fair value	551,892			551,892

Himalaya Technologies, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2022 AND 2021

Earnings Per Share (EPS)

Basic EPS is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS is computed similar to basic net income per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if all the potential common shares, warrants and stock options had been issued and if the additional common shares were dilutive. Diluted EPS assumes that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method for the outstanding options and the if-converted method for the outstanding convertible preferred shares. Under the treasury stock method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. Under the if-converted method, convertible outstanding instruments are assumed to be converted into common stock at the beginning of the period (or at the time of issuance, if later). During the fiscal years ended July 31, 2022 and 2021, the Company generated no revenues and incurred substantial losses, of which the vast majority were due to mostly non-cash charges for accrued interest, penalties and derivative charges related to convertible debt instruments. Therefore, the effect of any common stock equivalents on EPS is anti-dilutive during those periods.

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

On July 31, 2022 and 2021, the Company had not taken any significant uncertain tax positions on its tax returns for the period ended July 31, 2022 and prior years or in computing its tax provisions for any years. Prior management considered its tax positions and believed that all of the positions taken by the Company in its Federal and State tax returns were more likely than not to be sustained upon examination. The Company is subject to examination by U.S. Federal and State tax authorities from inception to present, generally for three years after they are filed. New management, which took control of the Company on June 21, 2021, is currently evaluating prior management’s decision to not file federal tax returns and plans on filing past returns and related 1099 filings for compensation paid to prior management, employees, consultants, contractors and affiliates. The Company does not believe it has a material tax liability due to its operating losses in these periods but is preparing tax filings to bring itself current as it completes and moves forward on announced mergers and acquisitions.

Himalaya Technologies, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2022 AND 2021

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

Himalaya Technologies, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2022 AND 2021

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

Derivative Liabilities

The Company assessed the classification of its derivative financial instruments as of July 31, 2022 and 2021, which consist of convertible instruments and warrants in the Company’s common stock and determined that such derivatives meet the criteria for liability classification under ASC 815.

ASC 815 generally provides three criteria that, if met, require companies to bifurcate conversion options from their host instruments and account for them as free-standing derivative financial instruments. These three criteria include circumstances in which (a) the economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the host contract, (b) the hybrid instrument that embodies both the embedded derivative instrument and the host contract is not re-measured at fair value under otherwise applicable generally accepted accounting principles with changes in fair value reported in earnings as they occur and (c) a separate instrument with the same terms as the embedded derivative instrument would be considered a derivative instrument subject to the requirements of ASC 815. ASC 815 also provides an exception to this rule when the host instrument is deemed to be conventional, as described.

The Company uses judgment in determining the fair value of derivative liabilities at the date of issuance and at every balance sheet thereafter and in determining which valuation method is most appropriate for the instrument, the expected volatility, the implied risk-free interest rate, as well as the expected dividend rate, if any.

Earnings Per Share (EPS)

Basic EPS is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS is computed similar to basic net income per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if all the potential common shares, warrants and stock options had been issued and if the additional common shares were dilutive. Diluted EPS assumes that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method for the outstanding options and the if-converted method for the outstanding convertible preferred shares. Under the treasury stock method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. The effect of any common stock equivalents on EPS is anti-dilutive during the years ended July 31, 2021 and 2022.

Himalaya Technologies, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2022 AND 2021

Recently Issued Accounting Pronouncements

In June 2016, the FASB issued the update Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which changes the estimation of credit losses from an “incurred loss” methodology to one that reflects “expected credit losses” (the Current Expected Credit Loss model, or CECL) which requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. Measurement under CECL is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect collectability of reported amounts. The amendments in the update are effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. The Company continues to evaluate the impact, if any, the implementation of the CECL model will have on our financial statements.

In August 2020, the FASB issued ASU 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40) – Accounting for Convertible Instruments and Contracts on an Entity’s Own Equity. The ASU simplifies accounting for convertible instruments by removing major separation models required under current GAAP. Consequently, more convertible debt instruments will be reported as a single liability instrument with no separate accounting for embedded conversion features. The ASU removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception, which will permit more equity contracts to qualify for the exceptions. The ASU also simplifies the diluted net income per share calculation in certain areas. The new guidance is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, and early adoption is permitted. The Company is currently evaluating the impact of the adoption of the standard on the consolidated financial statements.

In May 2021, the FASB issued ASU 2021-04, Earnings Per Share (Topic 260), Debt-Modifications and Extinguishments (Subtopic 470-50), Compensation-Stock Compensation (Topic 718), and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40). The new ASU addresses issuer’s accounting for certain modifications or exchanges of freestanding equity-classified written call options. This amendment is effective for all entities, for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the impact of the adoption of the standard on the consolidated financial statements.

Note 3 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate the continuation of the Company as a going concern. The Company reported an accumulated deficit of $8,059,476 as of July 31, 2022. The Company also had negative working capital of $1,016,603 on July 31, 2022 and had operating losses of $285,731 and $44,717 for the years ended July 31, 2022 and 2021, respectively. To date, these losses and deficiencies have been financed principally through the issuance of common stock, loans from related parties and loans from third parties.

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

Himalaya Technologies, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2022 AND 2021

Note 4 – ACQUISITION OF KANAB CORP.

On July 31, 2021, the Company acquired 100% interest in KANAB CORP., a cannabis information services company operating a website Kanab.Club (https://www.kanab.club/). KANAB CORP.’s business plan includes completing its social site targeting health and wellness products and services in the cannabis market, generating revenues from advertising and subscriptions, incorporating social media site into the site, and marketing health and wellness products targeting consumers. KANAB CORP. is a development stage company that does not offer e-commerce services at this time, nor do we touch the cannabis plant and, given these matters, do not believe regulatory oversight or rules of law are a risk factor to the business. As consideration for the purchase, we issued 300,000 shares of Class B preferred stock. As KANAB CORP. was acquired from the Company’s Chief Executive Officer and a company controlled by the Company’s Chief Executive Office, the Company has accounted for the acquisition as an acquisition under common control, recorded at cost. The historical value of the development costs at acquisition for the website design was $11,500. As an acquisition under common control, the results of operations for KANAB CORP. are included in the consolidated results of operations for the year ended July 31, 2021. Although KANAB CORP. has not generated any revenues, it has developed a website that is currently active and generating traffic. Subsequent to the acquisition, additional expenses were incurred in further enhancing the Kanab.Club website.

The following summarizes the acquired intangible assets:

	July 31,	July 31,
	2022	2021
Intangible assets	$17,800	$11,500
Accumulated amortization	(4,462)	(914)
	$13,338	$10,586

Note 5 - INVESTMENTS

On November 28, 2021 the Company issued 99,686 series B preferred shares of stock for 2,036,188 common shares of GenBio, Inc., representing 19.9% ownership. GenBio, Inc is a biotechnology company that researches natural products that act on new molecular pathways, primarily to suppress inflammation at critical points in these biochemical pathways. Based on a stock price at closing of .0019 and 99,686,000 common stock equivalents, this values the investment at $189,749. The GenBio transaction is being accounted for as an investment on the Company’s balance sheet. The Company does not consolidate GenBio’s financial statements.

On January 1, 2022, the Company issued 99,686 series B preferred shares of HMLA stock for 1,242,000 Member Interests of The Agrarian Group, LLC (“TAG”) representing 19.9% ownership. Based on a stock price at closing of .0012 and 99,686,000 common stock equivalents, this values the investment at $119,841. The TAG transaction is being accounted for as an investment on the Company’s balance sheet. We do not consolidate TAG’s financial statements.

Note 6 – LOANS PAYABLE DUE TO RELATED PARTIES

As of July 31, 2022 and 2021, the Company’s former chief executive officer had an outstanding balance of $96,400 and $97,000, respectively. The loan is non-interest bearing and due on demand. The loan has been retired subsequent to July 31, 2022 through the sale of our oil and gas interests to the note holder.

Note 7 - CONVERTIBLE NOTE PAYABLES

The Company had convertible note payables with two third parties with stated interest rates ranging between 10% and 12% and 22% default interest not including penalties. These notes have a conversion feature such that the Company could not ensure it would have adequate authorized shares to meet all possible conversion demands; accordingly, the conversion option has been treated as a derivative liability in the accompanying interim financial statements. As of July 31, 2021, the Company had the following third-party convertible notes outstanding:

Lender	Origination	Maturity	July 31, 2022	July 31, 2021	Interest

KBM Worldwide Inc	9/8/14	6/12/15	$-	$32,149	22%
KBM Worldwide Inc.	12/29/14	10/1/15	-	95,848	22%
GS Capital	6/29/21	6/29/22	151,500	151,500	24%
			151,500	279,497

Himalaya Technologies, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2022 AND 2021

The convertible note for GS Capital converts at a price of 60% of the lowest trading price for the twenty (20) days prior to and including the date of notice of conversion. The number of shares that the loan can be converted into depends on the trading price at the time of conversion. At July 31, 2022 the note theoretically would convert into 36,594,203 common shares.

The notes for KBM Worldwide converted at a price of 61% of the average of the lowest five trading price for the last ten (10) trading days ending on the latest trading date prior to date of conversion to and including the date of notice of conversion. The number of shares that the loan can be converted into depends on the trading price at the time of conversion. As of July 31, 2022, the KBM notes have been fully retired.

During the year ended July 31, 2022, third-party lenders converted $127,997 of principal and interest into 49,466,978 shares of common stock.

During the year ended July 31, 2021, third-party lenders converted $232,057 of principal and interest into 22,187,901 shares of common stock.

The variables used for the Black-Scholes model are as listed below:

	July 31,2022	July 31, 2021

●	Volatility: 355%	Volatility: 253% - 466%

●	Risk free rate of return: 2.98%	Risk free rate of return: 1.24%- 1.53%

●	Expected term: 1 year	Expected term: 1-3 years

On June 29, 2021, a third-party loaned the Company $151,500 in a 10% debenture that matures on June 29, 2022. The transaction netted the Company $125,000.00 after legal fees and due diligence expenses. The third party was also issued 2,500,000 shares of common stock as a loan incentive. Of the $125,000 proceeds, $93,899 was used to settle $391,196 of third-party debt resulting in debt settlement income of $297,297.

Note 8 – INCOME TAXES

The Company did not file its federal tax returns for fiscal years from 2012 through 2022. Management at year-end 2022 believed that it should not have any material impact on the Company’s financials because the Company did not have any tax liabilities due to net loss incurred during these years.

Based on the available information and other factors, management believes it is more likely than not that any potential net deferred tax assets on July 31, 2022 and 2021 will not be fully realizable.

Note 9 – STOCKHOLDERS ‘EQUITY

Common Stock

During the year ended July 31, 2021, the Company increased the authorized shares for common stock of the Company from 100,000,000 to 1,000,000,000.

During the year ended July 31, 2021, third-party lenders converted $232,057 of principal and interest into 22,187,901 shares of common stock.

During the year ended July 31, 2022, third-party lenders converted $127,997 of principal and interest into 49,466,978 shares of common stock.

Himalaya Technologies, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2022 AND 2021

Preferred Stock

During the year ended July 31, 2021, the Company increased the authorized shares for preferred stock of the Company from 10,000,000 to 250,000,000. The preferred shares are in three classes:

●	Class A shares which, 130,000,000 authorized are convertible into 50 shares of common shares for each share, these shares have voting rights of 1 vote per share. At July 31, 2022 and 2021, there were 0 shares issued and outstanding.
●	Class B shares, 20,000,000 authorized, which are convertible into 1,000 shares of common shares for each share, these shares have voting rights of 1,000 votes per share. At July 31, 2022 and 2021, there were 536,876 and 300,000 shares issued and outstanding which equates into 536,876,000 and 300,000,000 votes, respectively.
●	Class C shares, 1,000,000 authorized, which are convertible into 1 share of common shares for each share. These shares have voting rights of 100,000 votes per share. At July 31, 2022 and 2021 there were 1,000,000 shares outstanding which equates into 100,000,000,000 votes. These shares represent the controlling votes of the Company. These shares are all issued to the Company CEO. There are 99,000,000 shares of preferred shares authorized that have not been assigned a class at this time for future requirements.

On July 31, 2021 the Company issued 300,000 shares of Class B Preferred for the acquisition of KANAB CORP. at $0.04 per share.

On July 31, 2021 the Company issued 1,000,000 shares of Class C preferred to the Company’s CEO at $0.0001 per share.

During the year ended July 31, 2022, the Company issued 22,000 shares of Class B Preferred for services. These shares were valued at the value of the as-if converted common shares on the date of issuance.

During the year ended July 31, 2022, the Company issued 15,504 shares of Class B Preferred to the Company’s CEO for the conversion of accrued compensation of $80,000.

On November 28, 2021 the Company issued 99,686 series B preferred shares of its stock for 2,036,188 common shares of GenBio, Inc., representing 19.9% ownership. GenBio, Inc is a biotechnology company that researches natural products that act on new molecular pathways, primarily to suppress inflammation at critical points in these biochemical pathways. Based on a stock price at closing of .0019 and 99,686,000 common stock equivalents, this values the investment at $189,749.

On January 1, 2022, the Company issued 99,686 series B preferred shares of its’ stock for 1,242,000 Member Interests of The Agrarian Group, LLC (“TAG”) representing 19.9% ownership. Based on a stock price at closing of .0012 and 99,686,000 common stock equivalents, this values the investment at $119,841.

Warrants

On June 29, 2021, the Company issued 15,000,000 warrants as to GS Capital Group as part of the convertible debenture financing to fund operations. These warrants have a three-year expiration and a strike price of $0.01

On June 28, 2021, the Company issued 50,000,000 warrants with a five-year expiration and $.0001 exercise price to FOMO Advisors LLC for future advisory services.

The Company estimates the fair value of each award on the date of grant using a Black-Scholes option valuation model that uses the assumptions noted in the table below. Since Black-Scholes option valuation models incorporate ranges of assumptions for inputs, those ranges are disclosed. Expected volatilities are based on the historical volatility of the Company’s stock. The Company uses historical data to estimate award exercise and employee termination within the valuation model, whereby separate groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. The expected term of granted awards is derived from the output of the option valuation model and represents the period of time that granted awards are expected to be outstanding; the range given below results from certain groups of employees exhibiting different behavior. The risk-free rate for periods within the contractual life of the award is based on the U.S. Treasury yield curve in effect at the time of grant.

Himalaya Technologies, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2022 AND 2021

These FOMO Advisors LLC warrants were valued at $450,000 and are being recognized over the life of the agreement. At July 31, 2022, the Company had recognized $99,616 and $350,384 was unrecognized. The following are the assumptions utilized in valuing the warrants:

Volatility	465%
Expected life	5 years
Risk free rate	3%
Dividend yield	0%

The following table sets forth common share purchase warrants outstanding as of July 31, 2022 and 2021:

		Weighted Average	Intrinsic
	Warrants	Exercise Price	Value
Outstanding, August 1, 2021	-	-	-

Warrants granted	65,000,000	$0.0024	-
Warrants exercised	-	-	-
Warrants forfeited	-	-	-

Outstanding, July 31, 2021	65,000,000	0.0024	430,000

Warrants granted	-	-	-
Warrants exercised	-	-	-
Warrants forfeited	-	-	-

Outstanding, July 31, 2022	65,000,000	$0.0024	$105,000

Note 10 - COVID-19 PANDEMIC UPDATE

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

Note 11 – COMMITMENTS AND CONTINGENCIES

On August 1, 2021, the Board of Directors approved compensation to Vikram Grover CEO of $10,000 per month, broken down as $2,500 cash $7,500 stock if the Company is not SEC current, and $5,000 cash $5,000 stock when brought SEC current. Mr. Grover can elect to take the entire amount in Series B Preferred shares priced off the 20-day moving average closing bid price of HMLA common stock (1-1000 ratio) upon written notice at any time.

During the year ended July 31, 2022, the Company accrued $120,000 in compensation expense under this agreement, of which $80,000 was converted into 15,504 shares of Class B preferred stock.

Himalaya Technologies, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2022 AND 2021

Note 12 – SUBSEQUENT EVENTS

On August 11, 2022, the remaining $40,000 accrued under the employment agreement with the Company CEO was 9,090 shares of Class B preferred stock.

On August 15, 2022, the Company entered into a convertible note agreement 1800 Diagonal Lending LLC for $39,250, due on August 15, 2023 and bearing interest at 8%. The convertible note is convertible at 61% multiplied by the lowest trading price for the common stock during the ten-trading day period ending on the latest complete trading day prior to the conversion date.

On October 10, 2022, FOMO Corp. extended the maturity on its $50,000 loan to the Company to December 31, 2023 and waived all default provisions under section 8 (a) through (n). All other provisions of the loan remain in effect.

On October 28, 2022, the Company signed a binding purchase agreement to acquire the assets of a training software provider based in the Midwest and founded in 1980 (the “Target”) that creates customized training programs for its clients. The total agreed purchase price is up to $280,000, including $120,000 cash due on closing by November 30, 2022, subject to mutual extension, promissory notes of $70,000 due January 1, 2023 and $40,000 due January 1, 2024, and a $50,000 performance based earn-out.

On November 8, 2022, the Company reached an agreement with its former CEO to sell the Company’s interest in all of its crude oil and natural gas properties for $112,000, representing the amounts due to the Company’s prior CEO.

On September 8, 2022, we amended our Articles of Incorporation to increase our authorized common shares from one billion to two billion.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed with an objective of ensuring that information required to be disclosed in our periodic reports filed with the Securities and Exchange Commission, such as this Annual Report on Form 10-K, is recorded, processed, summarized, and reported within the time periods specified by the Securities and Exchange Commission. Disclosure controls are also designed with an objective of ensuring that such information is accumulated and communicated to our management, including our chief executive officer, to allow timely consideration regarding required disclosures.

The evaluation of our disclosure controls by our Chief Executive Officer (our principal executive, financial and accounting officer) included a review of the controls’ objectives and design, the operation of the controls, and the effect of the controls on the information presented in this Annual Report. Our management, including our chief executive officer, does not expect that disclosure controls can or will prevent or detect all errors and all fraud, if any. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Also, projections of any evaluation of the disclosure controls and procedures to future periods are subject to the risk that the disclosure controls and procedures may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (our principal executive, financial and accounting officer), of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 as of the end of the period covered by this report. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that there were material weaknesses in our internal controls over Financial reporting as of July 31, 2022 and they were therefore not effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 was recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. The material weaknesses in our controls and procedure were a lack adequate staffing and supervision within the accounting operations of our Company. Management does not believe that any of these weaknesses materially affected the results and accuracy of its financial statements. However, in view of this discovery of such weaknesses, management has begun a review to improve them.

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING.

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the company in accordance as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the (i) effectiveness and efficiency of operations, (ii) reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and (iii) compliance with applicable laws and regulations. Our internal controls framework is based on the criteria set forth in the Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management’s assessment of the effectiveness of the small business issuer’s internal control over financial reporting is as of the year ended July 31, 2022. We believe that internal controls over financial reporting as set forth above shows some weaknesses and are not effective. We have identified certain weaknesses considering the nature and extent of our current operations and any risks or errors in financial reporting under current operations.

Under applicable rules of the Securities and Exchange Commission, as a “smaller reporting company” this Annual Report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.

Item 9B. Other Information.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The following table sets forth the names and ages of the directors and executive officers of the Company as of the date of this Annual Report and the principal offices and positions with the Company held by each person. There are no family relationships among any of the directors and executive officers.

Name	Age	Position(s)
Vikram Grover	53	Chairman, CEO, President, CFO, Secretary

Vikram Grover has 25 years-experience on Wall Street as an equity research analyst, investment banker and consultant that has been advising, financing, and launching businesses for several years. He has worked at Thomas Weisel Partners Group, Inc. (now Stifel Nicolaus), Needham & Co., Source Capital Group, Inc. and Kaufman Bros., LLC in various capacities ranging from Director of Research, Senior Managing Director Investment Banking, and Managing Director Equity Research covering Telecommunications, Media, and Technology (TMT) companies. Prior to Himalaya Technologies, Inc. he was CEO of the first publicly traded eSports social site and tournament platform, Good Gaming. He is also the CEO of FOMO WORLDWIDE, INC. Mr. Grover has a Master of Science in Management (“MSM”) from the Georgia Institute of Technology (“Georgia Tech”), a BA in Marketing from the University of California San Diego (“UCSD”) and is a Chartered Financial Analyst (“CFA”).

Term of Office

All directors listed above will remain in office until the next annual meeting of our stockholders, and until their successors have been duly elected and qualified or until removed from office in accordance with our bylaws. There are no agreements with respect to the election of Directors. Other than stock options of various amounts, we have not compensated our directors for service on our Board of Directors, any committee thereof, or reimbursed for expenses incurred for attendance at meetings of our Board of Directors and/or any committee of our Board of directors. Executive Officers serve at the discretion of our Board of Directors. We do not have any standing committees. Our Board of Directors may in the future determine to pay directors’ fees and reimburse directors for expenses related to their activities.

Code of Ethics

As of the date of this Report, the Company had not adopted a Code of Ethics applicable to our principal executive officer and principal financial officer. The Company intends to adopt one in the current fiscal year ending July 31, 2023.

Item 11. Executive Compensation.

Other than an employment agreement with our CEO Vikram Grover (below), we have not entered into employment agreements with our executive officers and their compensation, if any, is determined at the discretion of our Board of Directors.

We do not offer retirement benefit plans to our executive officers, nor have we entered any contract, agreement, plan, or arrangement, whether written or unwritten, that provides for payments to a named executive officer at, or in connection with, the resignation, retirement or other termination of a named executive officer, or a change in control of the company or a change in the named executive officer’s responsibilities following a change in control. We do not have any standard arrangement for compensation of our directors for any services provided as director, including services for committee participation or for special assignments.

The Company does not have a compensation committee. Given the nature of the Company’s business, its limited stockholder base and the current composition of management, the board of directors does not believe that the Company requires a compensation committee at this time.

The following table summarizes all compensation recorded by us in 2021 and 2020 for our Chief Executive Officer, who is are only executive officer.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)

Vikram Grover, CEO	2022	120,000	0	0	0	0	0	0	120,000
	2021	0	0	0	0	0	0	0	0

Employment Agreement

The Company has an employment agreement with its Chief Executive Officer, Vikram Grover, effective August 1, 2021, compensating him $10,000 per month, including $5,000 in cash compensation if the Company is not current and $5,000 in cash compensation if current with its Exchange Act, with the balance due in restricted Series B Preferred shares. During 2022, Mr. Grover converted $80,000 of his accrued compensation into Series B Preferred shares, leaving amounts due to him on July 31, 2022 at $40,000, all of which was converted into Series B Preferred shares subsequent to July 31, 2022.

Stock Option Plan

We do not have a stock option plan although we may adopt one or more such plans in the future.

Employee Pension, Profit Sharing, or other Retirement Plans

We do not have a defined benefit, pension plan, profit sharing or other retirement plan, although we may adopt one or more of such plans in the future.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of the date of this Annual Report, certain information with respect to the Company’s common stock owned of record or beneficially by (a) each director and executive officer of the Company; (b) each person who owns beneficially more than five percent (5%) of each class of the Company’s outstanding common stock; and (c) all directors and executive officers as a group. The address of each of these individuals are c/o the Company, 1 E Erie St, Ste 525 Unit #2420, Chicago, IL 60611.

	Class B Preferred Shares common shares beneficially owned	Percentage of beneficially owned [2]
Name and Address of Beneficial Owners [1]
Vikram P. Grover	165,504	31.97%
FOMO Corp.	150,000	27.47%
GenBio, Inc.(3)	99,686	18.25%
The Agrarian Group, LLC(4)	99,686	18.25%
All beneficial holders as group (4 persons or entities)	514,876	95.97%

(1)	Represents shares of common stock issuable upon conversion of Series B Preferred Shares. Holders of Series B Preferred Shares vote on all matters presented to stockholders for a vote on an “as converted” basis together with our common stock as a single class, except as required by law.

(2)	Unless otherwise indicated, based on 147,201,861 shares of common stock issued and outstanding as of the date of this Annual Report. Shares of common stock subject to options or warrants currently exercisable or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage of the person holding such options or warrants but are not deemed outstanding for the purposes of computing the percentage of any other person.

(3)	Beneficial owners are Giles Tilley and Todd Sonoga.

(4)	Beneficial owner is John New.

Item 13. Certain Relationships and Related Transactions and Director Independence.

Related Party Transactions

None.

Director Independence

Our Common Stock is not quoted or listed on any national exchange or interdealer quotation system with a requirement that a majority of our board of directors be independent and therefore, the Company is not subject to any director independence requirements. Under NASDAQ Rule 5605(a)(2)(A), a director is not considered to be independent if he or she is also an executive officer or employee of the corporation. Under such definition our three officers and directors would not be considered an independent director.

Item 14. Principal Accountant Fees and Services.

Victor Mokuolu, CPA PLLC is our independent registered public accounting firm for the year ended July 31, 2022. Boyle CPA, LLC, was our independent registered public accounting firm for the year ended July 31, 2021.

	Year ended July 31,
	2022	2021
Audit Fees	$6,500	$5,000

Audit-Related Fees	$-0-	$-0-

Tax Fees	$-0-	$-0-

All Other Fees	$-0-	$-0-

Pre-Approval Policy

Our Board preapproved all services provided by our independent registered public accounting firm. For any non-audit or non-audit related services, the Board must conclude that such services are compatible with their independence as our independent registered public accounting firm.

PART IV

Item 15. Financial Statements and Exhibits.

(a)	The following documents are filed as part of this Report:

(1)	Financial Statements. The following consolidated financial statements and the report of our independent registered public accounting firm, are filed as “Item 8. Financial Statements and Supplementary Data” of this Report:

Reports of Independent Registered Public Accounting Firms (PCAOB ID: 6771)

Reports of Independent Registered Public Accounting Firms (PCAOB ID: 6285)

Consolidated Balance Sheets as of July 31, 2022 and 2021

Consolidated Statements of Operations for the years ended July 31, 2022 and 2021

Consolidated Statements of Stockholders’ Deficiency for the years ended July 31, 2022 and 2021

Consolidated Statements of Cash Flows for the years ended July 31, 2022 and 2021

Notes to Consolidated Financial Statements July 31, 2022 and 2021

(2)	Financial Statement Schedules

None.

(3)	Exhibits

Exhibit No.	Description

2.1**	Articles of Incorporation.

2.2**	Amendment to Articles of Incorporation

2.3**	Amendment to Articles of Incorporation

2.4**	By-laws

2.5*	Certificate of Designation Preferred A Convertible Stock

2.6*	Certificate of Designation Preferred B Convertible Stock

2.7*	Certificate of Designation Preferred C Convertible Stock

6.1***	Himalaya Technologies Sprecher Beverage Brewing Company Co-pack Agreement

6.2****	Brokerwebs Statement of Work – Stock Chat Room for Kanab Club

6.3*****	GS Capital Partners Loan Document June 29, 2021

6.4******	Asset Purchase Contract and Receipt dated October 22, 2022 (redacted)

31.1***	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934, as Amended.

32.1***	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Link base Document

101.DEF	Inline XBRL Taxonomy Extension Definition Link base Document

101.LAB	Inline XBRL Taxonomy Extension Label Link base Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Link base Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*Incorporated by Reference to the exhibits to the Registrant’s Form 10-12G, filed January 18, 2022 File Number 000-55282

** Incorporated by Reference to the exhibits to the Registrant’s Form 10-12G, filed January 18, 2022 File Number 000-55282. Incorporated by reference to the exhibits to the registrant’s registration statement on Form SB-1 filed November 19, 2007, file number 333-147501. Incorporated by reference to the exhibits to the registrant’s registration statement on Form SB-1 filed November 19, 2007, file number 333-147501.

*** Incorporated by Reference to the exhibit to the Registrant’s Form 8-K/A filed June 1, 2022.

**** Incorporated by Reference to the exhibit to the Registrant’s Form 8-K filed August 22, 2022

*****Incorporated by Reference to exhibit 10.1 to the Registrant’s Form 8-K filed July 6, 2021.

****** Incorporated by Reference to exhibit 10.1 to the Registrant’s Form 8-K/A filed November 2, 2022.

Item 16. Form 10-K Summary

None.

SIGNATURES

In accordance with the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 22nd day of November 2022.

HIMALAYA TECHNOLOGIES, INC.

By:	/s/ Vikram Grover
Vikram Grover, Chief Executive Officer and sole Director (Principal Executive, Financial and Accounting Officer)

