Form 10-K/A
period 2022-07-31
HIMALAYA TECHNOLOGIES, INC
filed 2022-11-25
CIK 1409624

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

The purpose of this amendment on Form 10-K/A to Himalaya Technology, Inc.'s Annual Report on Form 10-K for the year ended July 31, 2022, filed with the Securities and Exchange Commission on November 22, 2022 is solely to furnish the Inline eXtensible Business Reporting Language (iXBRL) data under Exhibit 101 and 104 to the Form 10-K in accordance with Rule 405 of Regulation S-T.

No other changes have been made to the Form 10-K. This Amendment No. 1 to the Form 10-K speaks as of the original filing date of the Form 10-K, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-K.

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

*** Incorporated by Reference to the exhibit to the Registrant’s Form 8-K/A filed June 1, 2022.

**** Incorporated by Reference to the exhibit to the Registrant’s Form 8-K filed August 22, 2022

*****Incorporated by Reference to exhibit 10.1 to the Registrant’s Form 8-K filed July 6, 2021.

****** Incorporated by Reference to exhibit 10.1 to the Registrant’s Form 8-K/A filed November 2, 2022.

Item 16. Form 10-K Summary

None.

SIGNATURES

In accordance with the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 25th day of November 2022.

HIMALAYA TECHNOLOGIES, INC.

By:	/s/ Vikram Grover
Vikram Grover, Chief Executive Officer and sole Director (Principal Executive, Financial and Accounting Officer)

