Form 10-Q
period 2022-10-31
HIMALAYA TECHNOLOGIES, INC
filed 2022-12-14
CIK 1409624

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended October 31, 2022

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

(630) 708-0750

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

The number of shares of Common Stock (.0001 par value) of the registrant outstanding was 147,201,861 at December 14, 2022.

HIMALAYA TECHNOLOGIES, INC.

QUARTERLY REPORT ON FORM 10-Q FOR THE PERIOD ENDED OCTOBER 31, 2022

2

PART I

ITEM 1. FINANCIAL STATEMENTS

HIMALAYA TECHNOLOGIES, INC.

Himalaya Technologies Inc

Condensed Consolidated Balance Sheets

(Unaudited)

	October 31,	July 31,
	2022	2022
ASSETS

Current assets
Cash	$9,097	$4,141
Total current assets	9,097	4,141

Other assets:
Investment in oil and gas properties	-	-
Investment GENBIO	189,749	189,749
Investment TAG	119,841	119,841
Website design	18,220	13,338
Total other assets	327,810	322,928

Total assets	$336,907	$327,069

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Liabilities

Current liabilities
Accounts payable and accrued expenses	$294,144	$293,856
Derivative liability	535,194	440,766
Loan from shareholder	96,400	96,400
Loan from affiliate	38,290	38,222
Loans payable due to non-related parties, net	187,397	151,500
Total current liabilities	1,151,425	1,020,744

Total liabilities	1,151,425	1,020,744

Stockholders’ deficit
Common stock; $0.0001 par value authorized: 1,000,000,000 shares at October 31, and July 31, 2022, respectively: issued and outstanding 147,201,861 at October 31, and July 31, 2022, respectively	14,720	14,720
Preferred stock Class A; $0.0001 par value authorized: 130,000,000 shares at October 31, and July 31, 2022, respectively: issued and outstanding 0 at October 31, and July 31, 2022, respectively: discretionary 1% dividend	-	-
Preferred stock Class B; $0.0001 par value authorized: 20,000,000 shares at October 31, and July 31, 2022, respectively: issued and outstanding 545,966 and 536,876 at October 31, and July 31, 2022, respectively: discretionary 1% dividend	55	54
Preferred stock Class C; $0.0001 par value authorized: 1,000,000 shares at October 31, and July 31, 2022, respectively: and issued and outstanding 1,000,000 and 1,000,000 at October 31, and July 31, 2022,respectively: discretionary 1% dividend	100	100
Additional paid-in-capital	7,413,426	7,350,927
Accumulated deficit	(8,242,819)	(8,059,476)
Total stockholders’ deficit	(814,518)	(693,675)

Total liabilities and stockholders’ deficit	$336,907	$327,069

The accompanying notes are an integral part of these condensed consolidated financial statements

Himalaya Technologies Inc

Condensed Consolidated Statement of Operations

(Unaudited)

	For the Three Months Ended October 31,
	2022	2021

Operating revenue	$-	$-

Cost of revenue	-	-

Gross profit	-	-

Operating expenses:
General and administrative	80,599	21,438
Amortization expense	1,118	583
	81,717	22,021

Loss from operations	(81,717)	(22,021)

Other income (expenses)
Interest expense	(7,354)	(4,924)
Change in derivative liability	(29,491)	59,550
Derivative expense	(64,937)	-
Other income	156	304
Total other income (expenses)	(101,626)	54,930

Loss before income taxes	(183,343)	32,909

Provision for income taxes	-	-

Net income (loss)	$(183,343)	$32,909

Net loss per share, basic and diluted	$(0.00)	$0.00

Weighted average common equivalent share outstanding, basic and diluted	147,201,861	76,274,181

The accompanying notes are an integral part of these condensed consolidated financial statements

Himalaya Technologies Inc

Condensed Consolidated Statement of Stockholders’ Deficit

(Unaudited)

	Common Stock		Preferred Stock
			Class A		Class B		Class C		Additional		Total
	Number of	No par	Number of	$0.0001 par	Number of	$0.0001 par	Number	$0.0001 par	paid-in	Accumulated	stockholders’
	Shares	value	Shares	value	Shares	value	of Shares	value	capital	deficit	deficit
Balance, July 31, 2022	147,201,861	$14,720	-	$-	536,876	$54	1,000,000	$100	$7,350,927	$(8,059,476)	$(693,675)

Shares issued for accrued compensation	-	-	-	-	9,090	1	-	-	39,999	-	40,000
Recognition of warrants	-	-	-	-	-	-	-	-	22,500	-	22,500
Net loss	-	-	-	-	-	-	-	-	-	(183,343)	(183,343)

Balance, October 31, 2022	147,201,861	$14,720	-	$-	545,966	$55	1,000,000	$100	$7,413,426	$(8,242,819)	$(814,518)

Balance, July 31, 2021	97,734,883	9,773	-	-	300,000	30	1,000,000	100	6,709,111	(7,862,437)	(1,143,423)
Conversion of convertible debt	30,198,755	3,020	-	-	-	-	-	-	66,429	-	69,449
Shares issued for services	-	-	-	-	20,000	2	-	-	798	-	800
Net income	-	-	-	-	-	-	-	-	-	32,909	32,909

Balance, October 31, 2021	127,933,638	$12,793	-	$-	320,000	$32	1,000,000	$100	$6,776,338	$(7,829,528)	$(1,040,265)

The accompanying notes are an integral part of these condensed consolidated financial statements

Himalaya Technologies Inc

Condensed Consolidated Statement of Cash Flows

(Unaudited)

	For the Three Months Ended October 31,
	2022	2021
Cash flows provided by (used for) operating activities:
Net income (loss)	$(183,343)	$32,909
Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Amortization expense	1,118	583
Change in derivative liability	29,491	(59,550)
Derivative expense	64,937	-
Amortization of debt discount	897	-
Loan cost	-	(1,728)
Shares/ Warrants issued for services	22,500	800
Increase (decrease) in assets and liabilities:
Accounts payable	33,831	4,923
Accrued interest on loans payable	6,457

Net cash used for operating activities	(24,112)	(22,063)

Cash flows provided by (used for) Investing activities
Payment of Website Design	(6,000)	-

Net cash provided by (used for) investing activities	(6,000)	-

Cash flows provided by (used for) Financing activities
Payment of related party loan	(12,932)	(300)
Proceeds from loan from affiliate	13,000	(314)
Proceeds from non-related loans	35,000	-

Net cash provided by (used for) financing activities	35,068	(614)

Net (decrease) increase in cash	4,956	(22,677)
Cash, beginning of period	4,141	28,618

Cash, end of period	$9,097	$5,941

Supplemental disclosure of cash flow information
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-
Preferred stock issued for accrued compensation	$20,000	$-
Common stock issued for debt	$-	$761,456

The accompanying notes are an integral part of these condensed consolidated financial statements

Himalaya Technologies, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2022 AND 2021

(UNAUDITED)

Note 1 – ORGANIZATION

Himalaya Technologies, Inc. (the “Company”) was incorporated under the laws of the State of Nevada on July 8, 2003. The Company’s principal historical activities had been the acquisition of a mineral property in the State of New Mexico. During the fiscal year ended July 31, 2010, the Company began to acquire working interests in a seismic exploration program as well as a drilling program in crude oil and natural gas properties in Oklahoma. Prior to July 31, 2019 the Company discontinued the exploration and drilling in Oklahoma and New Mexico. The Company has leases on two properties that were fully depleted prior to July 31, 2021. Over the past few years, the company generated approximately $1,500 per year of net revenue from these leases. Subsequent to October 31, 2022 the Company reached an agreement with the Company’s prior CEO to distribute the oil leases in payment of loan from shareholder.

On June 28, 2021, the Company amended its Articles of Incorporation to change the name of the Company to “Himalaya Technologies, Inc.” from Homeland Resources Ltd.

The Company’s business plan includes completing its’ social site Kanab.Club targeting health and wellness based on the cannabis market, generating revenues from advertising and subscriptions, incorporating social media site into the site, and marketing its 19.9% investment GenBio, Inc.’s health and wellness products targeting anti-inflammatory nutraceuticals to consumers. Additionally, the Company intends to pursue growth of its minority investment in agriculture technology in The Agrarian Group, LLC (“TAG”).

Note 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) and applicable rules and regulations of the U.S. Securities and Exchange Commission (SEC) regarding interim financial reporting. Accordingly, they do not include all disclosures normally required in annual consolidated financial statements prepared in accordance with GAAP. Therefore, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2022.

In management’s opinion, these unaudited condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the Company’s financial position as of October 31, 2022 and the results of operations and cash flows for the three months ended October 31, 2022 and 2021. The results of operations for the three and nine months ended October 31, 2022 are not necessarily indicative of the results to be expected for the full year or any other future interim or annual period.

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

Consolidation

The consolidated financial statements include the accounts and operations of the Company, and its wholly owned subsidiary, KANAB CORP. All material intercompany transactions and accounts have been eliminated in the consolidation.

Himalaya Technologies, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2022 AND 2021

(UNAUDITED)

Cash

Cash consists of deposits in two large national banks. On October 31, and July 31, 2022, respectively, the Company had $9,097 and $4,141 in cash in the United States. The Company has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in bank accounts.

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

Assets and liabilities measured at fair value are as follows as of October 31, 2022:

	Total	Level 1	Level 2	Level 3
Assets
Total assets measured at fair value

Liabilities
Derivative liability	535,194			535,194
Total liabilities measured at fair value	535,194			535,194

Himalaya Technologies, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2022 AND 2021

(UNAUDITED)

Assets and liabilities measured at fair value are as follows as of July 31, 2022:

	Total	Level 1	Level 2	Level 3

Assets
Total assets measured at fair value

Liabilities
Derivative liability	440,766			440,766
Total liabilities measured at fair value	440,766			440,766

Earnings Per Share (EPS)

Basic EPS is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS is computed similar to basic net income per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if all the potential common shares, warrants and stock options had been issued and if the additional common shares were dilutive. Diluted EPS assumes that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method for the outstanding options and the if-converted method for the outstanding convertible preferred shares. Under the treasury stock method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. Under the if-converted method, convertible outstanding instruments are assumed to be converted into common stock at the beginning of the period (or at the time of issuance, if later). During the three months ended October 31, 2022 and 2021, the Company generated no revenues and incurred substantial losses, of which the vast majority were due to mostly non-cash charges for accrued interest, penalties and derivative charges related to convertible debt instruments. Therefore, the effect of any common stock equivalents on EPS is anti-dilutive during those periods.

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

Himalaya Technologies, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2022 AND 2021

(UNAUDITED)

On October 31, and July 31, 2022, the Company had not taken any significant uncertain tax positions on its tax returns for the period ended July 31, 2022 and prior years or in computing its tax provisions for any years. Prior management considered its tax positions and believed that all of the positions taken by the Company in its Federal and State tax returns were more likely than not to be sustained upon examination. The Company is subject to examination by U.S. Federal and State tax authorities from inception to present, generally for three years after they are filed. New management, which took control of the Company on June 21, 2021, is currently evaluating prior management’s decision to not file federal tax returns and plans on filing past returns and related 1099 filings for compensation paid to prior management, employees, consultants, contractors, and affiliates. The Company does not believe it has a material tax liability due to its operating losses in these periods but is preparing tax filings to bring itself current as it completes and moves forward on announced mergers and acquisitions.

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

Himalaya Technologies, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2022 AND 2021

(UNAUDITED)

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

The crude oil and gas properties are fully depleted.

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

Derivative Liabilities

The Company assessed the classification of its derivative financial instruments as of October 31, and July 31, 2022, which consist of convertible instruments and warrants in the Company’s common stock and determined that such derivatives meet the criteria for liability classification under ASC 815.

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

Himalaya Technologies, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2022 AND 2021

(UNAUDITED)

The Company uses judgment in determining the fair value of derivative liabilities at the date of issuance and at every balance sheet thereafter and in determining which valuation method is most appropriate for the instrument, the expected volatility, the implied risk-free interest rate, as well as the expected dividend rate, if any.

Note 3 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate the continuation of the Company as a going concern. The Company reported an accumulated deficit of $8,242,819 as of October 31, 2022. The Company also had negative working capital of $1,142,328 at October 31, 2022, and had operating losses of $81,717 and $22,021 for the three months ended October 31, 2022 and 2021, respectively. To date, these losses and deficiencies have been financed principally through the issuance of common stock, loans from related parties and loans from third parties.

In view of the matters described, there is substantial doubt as to the Company’s ability to continue as a going concern without a significant infusion of capital. The Company anticipates that we will have to raise additional capital to fund operations over the next 12 months. To the extent that the Company is required to raise additional funds to acquire properties, and to cover costs of operations, the Company intends to do so through additional offerings of debt or equity securities. There are no commitments or arrangements for other offerings in place, no guaranties that any such financings would be forthcoming, or as to the terms of any such financings. Any future financing may involve substantial dilution to existing investors.

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

Himalaya Technologies, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2022 AND 2021

(UNAUDITED)

The following summarizes the acquired intangible assets:

	July 31,	July 31,
	2022	2021
Intangible assets	$23,800	$17,800
Accumulated amortization	(5,580)	(4,462)
	$18,220	$13,338

Note 5 - INVESTMENTS

On November 28, 2021, the Company issued 99,686 series B preferred shares of stock for 2,036,188 common shares of GenBio, Inc., representing 19.9% ownership. GenBio, Inc is a biotechnology company that researches natural products that act on new molecular pathways, primarily to suppress inflammation at critical points in these biochemical pathways. Based on a stock price at closing of .0019 and 99,686,000 common stock equivalents, this values the investment at $189,749. The GenBio transaction is being accounted for as an investment on the Company’s balance sheet. The Company does not consolidate GenBio’s financial statements.

On January 1, 2022, the Company issued 99,686 series B preferred shares of HMLA stock for 1,242,000 Member Interests of The Agrarian Group, LLC (“TAG”) representing 19.9% ownership. Based on a stock price at closing of .0012 and 99,686,000 common stock equivalents, this values the investment at $119,841. The TAG transaction is being accounted for as an investment on the Company’s balance sheet. The Company does not consolidate TAG’s financial statements.

Note 6 – LOANS PAYABLE DUE TO RELATED PARTIES

As of October 31, and July 31, 2022, the Company’s former chief executive officer had an outstanding balance of $96,400 and $96,400, respectively. The loan is non-interest bearing and due on demand. The loan has been retired subsequent to October 31, 2022 through the sale of the Company’s oil and gas interests to the note holder.

On June 28, 2021, the Company received a loan of $25,000 from FOMO WORLWIDE, INC. (“FOMO”), a related party. At October 31, 2022, the loan balance was $38,290. The convertible note for FOMO WORLDWIDE, INC. converts at a price of 30% of the average of the two lowest trading prices for the twenty (20) days prior to and including the date of notice of conversion. The number of shares that the loan can be converted into depends on the trading price at the time of conversion. At October 31, 2022, the note theoretically would convert into 59,364,341 common shares. The convertible note was originally due on December 25, 2021. This maturity has been extended, most recently on October 10, 2022, to December 31, 2023 and FOMO waived all default provisions under section 8 (a) through (n). All other provisions of the loan remain in effect.

Note 7 - CONVERTIBLE NOTE PAYABLES

The Company had convertible note payables with two third parties with stated interest rates ranging between 10% and 12% and 22% default interest not including penalties. These notes have a conversion feature such that the Company could not ensure it would have adequate authorized shares to meet all possible conversion demands; accordingly, the conversion option has been treated as a derivative liability in the accompanying interim financial statements. As of October 31, and July 31, 2022, the Company had the following third-party convertible notes outstanding:

Lender	Origination	Maturity	October 31, 2022	July 31, 2022	Interest

GS Capital Partners LLC	6/29/21	6/29/22	151,500	151,500	24%
1800 Diagonal Lending LLC	8/15/22	8/15/23	39,250	-	8%
			190,750	151,500

Himalaya Technologies, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2022 AND 2021

(UNAUDITED)

The convertible note for GS Capital Partners LLC converts at a price of 60% of the lowest trading price for the twenty (20) days prior to and including the date of notice of conversion. The number of shares that the loan can be converted into depends on the trading price at the time of conversion. At October 31, 2022, the note theoretically would convert into 126,250,000 common shares.

On August 15, 2022, the Company entered into a convertible note agreement 1800 Diagonal Lending LLC for $39,250, due on August 15, 2023 and bearing interest at 8%. The convertible note is convertible at 61% multiplied by the lowest trading price for the common stock during the ten-trading day period ending on the latest complete trading day prior to the conversion date. At October 31, 2022, the note theoretically would convert into 32,172,131 common shares.

In connection with the convertible note with 1800 Diagonal Lending LLC, the note contained an original issue discount (“OID”) of $4,250. During the three months ended October 31, 2022, $897 of this discount has been amortized as interest expense.

The variables used for the Black-Scholes model are as listed below:

	October 31,2022	July 31, 2022

●	Volatility: 337%	Volatility: 355%

●	Risk free rate of return: 4.76%	Risk free rate of return: 2.98%

●	Expected term: 1 year	Expected term: 1 year

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

Note 9 – STOCKHOLDERS ‘EQUITY

Common Stock

The Company has 1,000,000,000 shares of common stock authorized, and 147,201,861 issued and outstanding at October 31, and July 31, 2022.

During the three months ended October 31, 2022, no shares of common stock were issued.

During the three months ended October 31, 2021, third-party lenders converted $69,449 of principal and interest into 30,198,755 shares of common stock.

Preferred Stock

The Company has 250,000,000 of preferred stock authorized. The preferred shares are in three classes:

●	Class A shares which, 130,000,000 authorized are convertible into 50 shares of common shares for each share, these shares have voting rights of 1 vote per share. At October 31, 2022 and July 31, 2022, there were 0 shares issued and outstanding.

Himalaya Technologies, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2022 AND 2021

(UNAUDITED)

●	Class B shares, 20,000,000 authorized, which are convertible into 1,000 shares of common shares for each share, these shares have voting rights of 1,000 votes per share. At October 31, 2022 and July 31, 2022, there were 545,966 and 536,876shares issued and outstanding which equates into 545,966,000 and 536,876,000 votes, respectively.
●	Class C shares, 1,000,000 authorized, which are convertible into 1 share of common shares for each share. These shares have voting rights of 100,000 votes per share. At October 31, 2022 and July 31, 2022 there were 1,000,000 shares outstanding which equates into 100,000,000,000 votes. These shares represent the controlling votes of the Company. These shares are all issued to the Company CEO. There are 99,000,000 shares of preferred shares authorized that have not been assigned a class at this time for future requirements.

During the three months ended October 31, 2022, the Company issued 9,090 shares of Class B Preferred to the Company’s CEO for the conversion of accrued compensation of $40,000.

During the three months ended October 31, 2021, the Company issued 20,000 shares of Class B Preferred for services. These shares were valued at the value of the as-if converted common shares on the date of issuance.

Warrants

On June 29, 2021, the Company issued 15,000,000 warrants as to GS Capital Group as part of the convertible debenture financing to fund operations. These warrants have a three-year expiration and a strike price of $0.01

On June 28, 2021, the Company issued 50,000,000 warrants with a five-year expiration and $.0001 exercise price to FOMO Advisors LLC for advisory services.

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

The 50,000,000 warrants issued to FOMO Advisors LLC were valued at $500,000 and are being recognized over the life of the agreement. The 15,000,000 warrants issued to GS Capital Group were accounted for as part of the embedded derivative liability. At October 31, 2022, the Company had recognized $122,116 and $327,884 was unrecognized. The following are the assumptions utilized in valuing the warrants:

Volatility	465%
Expected life	5 years
Risk free rate	3%
Dividend yield	0%

Himalaya Technologies, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2022 AND 2021

(UNAUDITED)

The following table sets forth common share purchase warrants outstanding as of October 31, 2022:

		Weighted Average	Intrinsic
	Warrants	Exercise Price	Value
Outsanding, August 1, 2022	65,000,000	$0.0024	105,000

Warrants granted	-	-	-
Warrants exercised	-	-	-
Warrants forfeited	-	-	-

Outsanding, October 31, 2022	65,000,000	0.0024	$14,000

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

During the three months ended October 31, 2022, the Company accrued $40,000 in compensation expense under this agreement and converted $40,000 in accrued compensation into 9,090 shares of Class B preferred stock.

Note 12 – ACQUISITION

On October 28, 2022, the Company signed a binding purchase agreement, subsequently amended on November 25, 2022, to acquire the assets of Russell Associates, a training software provider based in the Midwest and founded in 1980 that creates customized training programs for its clients. The total agreed purchase price is up to $280,000, including $120,000 cash due on closing by November 30, 2022, subject to mutual extension, promissory notes of $70,000 due January 15, 2023 and $75,000 due January 1, 2024, and a $15,000 performance based earn-out. The acquisition has not yet closed.

Note 13 – SUBSEQUENT EVENTS

On November 8, 2022, the Company reached an agreement with its former CEO to sell the Company’s interest in all of its crude oil and natural gas properties for $112,000, representing the amounts due to the Company’s prior CEO under loans and accrued compensation.

Item 2. Management’s Discussion and Analysis or Plan of Operation

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

Plan of Operations

Himalaya Technologies, Inc. a/k/a Homeland Resources Ltd. (“Himalaya”, “HMLA,” “us,” “we,” the “Company”) was incorporated under the laws of the State of Nevada on July 8, 2003. The Company’s principal historical activities had been the acquisition of a mineral property in the State of New Mexico. During the fiscal year ended July 31, 2010, the Company began to acquire working interests in a seismic exploration program as well as a drilling program in crude oil and natural gas properties in Oklahoma. Prior to July 31, 2019 the Company discontinued the exploration and drilling in Oklahoma and New Mexico. The Company has leases on two properties that were fully depleted prior to July 31, 2019. Over the past few years, the company generated approximately $1,500 per year of net revenue from these leases. Subsequent to July 31, 2022 the Company reached an agreement with the prior CEO to distribute the oil leases in payment of loan from shareholder. Our intended plan of operations is to develop and enhance our social site Kanab.Club targeting health and wellness in the cannabis media market supplemented by strategic acquisitions and investments in GenBio, Inc. and other potential to be determined opportunities. On June 28, 2021, the Company amended its Articles of Incorporation to change the name of the Company to Himalaya Technologies, Inc. from Homeland Resources Ltd.

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

Costs and Resources

Himalaya Technologies, Inc. is currently pursuing additional funding resources that will potentially enable it to maintain its current and planned operations through the next 12 months. The Company anticipates that it will need to raise additional capital in order to sustain and grow its operations over the next few years. To the extent that the Company’s capital resources are insufficient to meet current or planned operating requirements, the Company will seek additional funds through equity or debt financing, collaborative or other arrangements with corporate partners, licensees or others, and from other sources, which may have the effect of diluting the holdings of existing shareholders. As of April 30, 2022, the Company had no current arrangements with respect to, or sources of, such additional financing and the Company does not anticipate that existing shareholders or creditors will provide any portion of the Company’s future financing requirements. No assurance can be given that additional financing will be available when needed or that such financing will be available on terms acceptable to the Company. If adequate funds are not available, the Company may be required to delay or terminate expenditures for certain of its programs that it would otherwise seek to develop and commercialize. This would have a material adverse effect on the Company.

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

Results of Operation for the Three Months Ended October 31, 2022 and 2021

Revenues. During the three months ended October 31, 2022 and 2021, the Company had no revenues.

Cost of Revenues. During the three months ended October 31, 2022 and 2021, the Company had no cost of revenues.

Operating Expenses. During the three months ended October 31, 2022, the Company incurred operating expenses of $81,717 consisting primarily of shares issued for services and compensation expense. During the three months ended October 31, 2021, the Company incurred operating expenses of $22,021. The increase in operating expenses in 2022 from 2021 was due primarily to shares and warrants issued for services.

Other Income (Expenses). During the three months ended October 31, 2022, the Company incurred other expenses of $101,626 consisting of interest expense, derivative liability gains and other income. During the three months ended October 31, 2021, the Company incurred other income of $54,930 consisting of interest expense, derivative liability gains, income on debt settlement and other income.

Net Losses. As a result of the above, the Company incurred a net loss of $183,343, for the three months ended October 31, 2022, as compared to net income of $32,909 for the three months ended October 31, 2021.

Liquidity and Capital Resources

We have incurred losses since the inception of our business and as of October 31, 2022 we had an accumulated deficit of $8,242,819. As of October 31, 2022, the Company had cash balance of $9,097 and negative working capital of $1,142,328.

To date, we have funded our operations through short-term debt and equity financing. During the three months ended October 31, 2022, the Company received $39,250, less $4,250 in expenses, in third party lending.

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

None

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Exchange Act that occurred during the quarter ended October 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None

Item 6. Exhibits.

(a)	Exhibits.

Exhibit No.	Description

2.1**	Articles of Incorporation.

2.2**	Amendment to Articles of Incorporation

2.3**	Amendment to Articles of Incorporation

2.4**	By-laws

2.5*	Certificate of Designation Preferred A Convertible Stock

2.6*	Certificate of Designation Preferred B Convertible Stock

2.7*	Certificate of Designation Preferred C Convertible Stock

6.1***	Himalaya Technologies Sprecher Beverage Brewing Company Co-pack Agreement

6.2****	Brokerwebs Statement of Work – Stock Chat Room for Kanab Club

6.3*****	GS Capital Partners Loan Document June 29, 2021

6.4******	Asset Purchase Contract and Receipt dated October 22, 2022 (redacted)

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934, as Amended.

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Link base Document

101.DEF	Inline XBRL Taxonomy Extension Definition Link base Document

101.LAB	Inline XBRL Taxonomy Extension Label Link base Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Link base Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

Himalaya Technologies, Inc.

Date: December 14, 2022	/s/ Vikram Grover
Vikram Grover, President
(Principal Executive Officer)

Date: December 14, 2022	/s/ Vikram Grover
Vikram Grover, Chief Financial Officer
(Principal Financial and Accounting Officer)

