Form 10-Q
period 2023-01-31
HIMALAYA TECHNOLOGIES, INC
filed 2023-03-15
CIK 1409624

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended January 31, 2023

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

831 W North Ave., Pittsburgh, PA 15233

(Address of principal executive offices)

(630) 708-0750

(Registrant’s telephone number, including area code)

Homeland Resources Ltd.

1 E Erie St, Ste 525 Unit #2420, Chicago, IL 60611

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common	HMLA	OTC Pink Current

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

The number of shares of Common Stock (.0001 par value) of the registrant outstanding was 147,201,861 at March 15, 2023.

HIMALAYA TECHNOLOGIES, INC.

QUARTERLY REPORT ON FORM 10-Q FOR THE PERIOD ENDED JANUARY 31, 2023

2

PART I

ITEM 1. FINANCIAL STATEMENTS

HIMALAYA TECHNOLOGIES, INC.

Himalaya Technologies Inc

Condensed Consolidated Balance Sheets

	January 31,	July 31,
	2023	2022
	(Unaudited)
ASSETS

Current assets
Cash	$1,082	$4,141
Total current assets	1,082	4,141

Other assets:
Investment in oil and gas properties	-	-
Investment GENBIO	189,749	189,749
Investment TAG	119,841	119,841
Website design	17,017	13,338
Total other assets	326,607	322,928

Total assets	$327,689	$327,069

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Liabilities

Current liabilities
Accounts payable and accrued expenses	$327,800	$293,856
Derivative liability	786,377	440,766
Loan from shareholder	—	96,400
Loan from affiliate	46,011	38,222
Loans payable due to non-related parties, net	188,468	151,500
Total current liabilities	1,348,656	1,020,744

Total liabilities	1,348,656	1,020,744

Stockholders’ deficit
Common stock; $0.0001 par value authorized: 1,000,000,000 shares; issued and outstanding 147,201,861	14,720	14,720
Preferred stock Class A; $0.0001 par value authorized: 130,000,000 shares; issued and outstanding 0, discretionary 1% dividend	-	-
Preferred stock Class B; $0.0001 par value authorized: 20,000,000 shares; issued and outstanding 545,966 and 536,876 respectively; discretionary 1% dividend	55	54
Preferred stock Class C; $0.0001 par value authorized: 1,000,000 shares; issued and outstanding 1,000,000 and 1,000,000 discretionary 1% dividend	100	100

Additional paid-in-capital	7,435,926	7,350,927
Accumulated deficit	(8,471,768)	(8,059,476)
Total stockholders’ deficit	(1,020,967)	(693,675)

Total liabilities and stockholders’ deficit	$327,689	$327,069

The accompanying notes are an integral part of these condensed consolidated financial statements

Himalaya Technologies Inc

Condensed Consolidated Statement of Operations

(Unaudited)

	For the Three Months Ended January 31,		For the Six Months Ended January 31,
	2023	2022	2023	2022

Operating revenue	$-	$-	$-	$-

Cost of revenue	-	-	-	-

Gross profit	-	-	-	-

Operating expenses:
General and administrative	80,133	40,233	160,732	61,671
Amortization expense	1,203	583	2,321	1,166
	81,336	40,816	163,053	62,837

Loss from operations	(81,336)	(40,816)	(163,053)	(62,837)

Other income (expenses)
Interest expense	(8,524)	(4,924)	(15,878)	(9,848)
Derivative expense	-	(59,550)	(64,937)	-
Change in derivative liability	(251,183)	(409,829)	(280,674)	(409,829)
Gain on sale of oil and gas properties	112,000	-	112,000	-
Other income	94	82	250	386
Total other income (expenses)	(147,613)	(474,221)	(249,239)	(419,291)

Loss before income taxes	(228,949)	(515,037)	(412,292)	(482,128)

Provision for income taxes	-	-	-	-

Net income (loss)	$(228,949)	$(515,037)	$(412,292)	$(482,128)

Net loss per share, basic and diluted	$(0.00)	$(0.01)	$(0.00)	$(0.01)

Weighted average common equivalent share outstanding, basic and diluted	147,201,861	76,274,181	147,201,861	76,274,181

The accompanying notes are an integral part of these condensed consolidated financial statements

Himalaya Technologies Inc

Condensed Consolidated Statement of Stockholders’ Deficit

(Unaudited)

	Common Stock		Preferred Stock
			Class A		Class B		Class C
	Number	No	Number	$0.0001	Number	$0.0001	Number	$0.0001	Additional		Total
	of Shares	par value	of Shares	par value	of Shares	par value	of Shares	par value	paid-in capital	Accumulated deficit	stockholders’ deficit
Balance, July 31, 2022	147,201,861	$14,720	-	$-	536,876	$54	1,000,000	$100	$7,350,927	$(8,059,476)	$(693,675)

Shares issued for accrued compensation	-	-	-	-	9,090	1	-	-	39,999	-	40,000
Recognition of warrants	-	-	-	-	-	-	-	-	22,500	-	22,500
Net loss	-	-	-	-	-	-	-	-	-	(183,343)	(183,343)

Balance, October 31, 2022	147,201,861	14,720	-	-	545,966	55	1,000,000	100	7,413,426	(8,242,819)	(814,518)

Recognition of warrants	-	-	-	-	-	-	-	-	22,500	-	22,500
Net loss	-	-	-	-	-	-	-	-	-	(228,949)	(228,949)

Balance, January 31, 2023	147,201,861	$14,720	-	$-	545,966	$55	1,000,000	$100	$7,435,926	$(8,471,768)	$(1,020,967)

Balance, July 31, 2021	97,734,883	9,773	-	-	300,000	30	1,000,000	100	6,709,111	(7,862,437)	(1,143,423)
Conversion of convertible debt	30,198,755	3,020	-	-	-	-	-	-	66,429	-	69,449
Shares issued for services	-	-	-	-	20,000	2	-	-	23,998	-	24,000
Net income	-	-	-	-	-	-	-	-	-	32,909	32,909

Balance, October 31, 2021	127,933,638	12,793	-	-	320,000	32	1,000,000	100	6,799,538	(7,829,528)	(1,017,065)

Shares issued for investment	-	-	-	-	199,736	22	-	-	309,570	-	309,592
Net loss	-	-	-	-	-	-	-	-	-	(515,037)	(515,037)

Balance, January 31, 2022	127,933,638	$12,793	-	$-	519,736	$54	1,000,000	$100	$7,109,108	$(8,344,565)	$(1,222,510)

The accompanying notes are an integral part of these condensed consolidated financial statements

Himalaya Technologies Inc

Condensed Consolidated Statement of Cash Flows

(Unaudited)

	For the Six Months Ended January 31,
	2023	2022
Cash flows provided by (used for) operating activities:
Net income (loss)	$(412,292)	$(482,128)
Adjustments to resoncile net loss to net cash provided by (used for) operating activities:
Amortization expense	2,321	583
Gain on sale of oil and gas properties	(112,000)	-
Change in derivative liability	64,937	(59,550)
Derivative expense	280,674	-
Amortization of debt discount	1,968	-
Loan cost	-	(1,728)
Shares/ Warrants issued for services	45,000	800
Increase (decrease) in assets and liabilities:
Accounts payable	75,634	4,923
Accrued interest on loans payable	13,910

Net cash used for operating activities	(39,848)	(537,100)

Cash flows provided by (used for) Investing activities
Payment of Websie Design	(6,000)	-

Net cash provied by (used for) investing activities	(6,000)	-

Cash flows provided by (used for) Financing activities
Payment of related party loan	(20,863)	(300)
Proceeds from loan from afiliate	28,652	(314)
Proceeds from non-related loans	35,000	-

Net cash provied by (used for) financing activities	42,789	(614)

Net (decrease) increase in cash	(3,059)	(537,714)
Cash, beginning of period	4,141	28,618

Cash, end of period	$1,082	$(509,096)

Supplemental disclosure of cash flow information
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-
Preferred stock issued for accrued compensation	$20,000	$-
Common stock issued for debt	$-	$761,456

The accompanying notes are an integral part of these condensed consolidated financial statements

Himalaya Technologies, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2023 AND 2022

(UNAUDITED)

Note 1 – ORGANIZATION

Himalaya Technologies, Inc. (the “Company”) was incorporated under the laws of the State of Nevada on July 8, 2003. The Company’s principal historical activities had been the acquisition of a mineral property in the State of New Mexico. During the fiscal year ended July 31, 2010, the Company began to acquire working interests in a seismic exploration program as well as a drilling program in crude oil and natural gas properties in Oklahoma. Prior to July 31, 2019 the Company discontinued the exploration and drilling in Oklahoma and New Mexico. The Company has leases on two properties that were fully depleted prior to July 31, 2021. Over the past few years, the company generated approximately $1,500 per year of net revenue from these leases. During the six months ended January 31, 2023, the Company reached an agreement with the Company’s prior CEO to distribute the oil leases in payment of loan from shareholder.

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

In management’s opinion, these unaudited condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the Company’s financial position as of January 31, 2023 and the results of operations and cash flows for the three and six months ended January 31, 2023 and 2022. The results of operations for the three and six months ended January 31, 2023 are not necessarily indicative of the results to be expected for the full year or any other future interim or annual period.

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

Himalaya Technologies, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2023 AND 2022

(UNAUDITED)

Consolidation

The consolidated financial statements include the accounts and operations of the Company, and its wholly owned subsidiary, KANAB CORP. All material intercompany transactions and accounts have been eliminated in the consolidation.

Cash

Cash consists of deposits in two large national banks. On January 31, 2023 and July 31, 2022, respectively, the Company had $1,082 and $4,141 in cash in the United States. The Company has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in bank accounts.

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

Himalaya Technologies, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2023 AND 2022

(UNAUDITED)

Assets and liabilities measured at fair value are as follows as of January 31, 2023:

	Total	Level 1	Level 2	Level 3
Assets
Total assets measured at fair value

Liabilities
Derivative liability	786,377			786,377
Total liabilities measured at fair value	786,377			786,377

Assets and liabilities measured at fair value are as follows as of July 31, 2022:

	Total	Level 1	Level 2	Level 3

Assets
Total assets measured at fair value

Liabilities
Derivative liability	440,766			440,766
Total liabilities measured at fair value	440,766			440,766

Earnings Per Share (EPS)

Basic EPS is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS is computed similar to basic net income per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if all the potential common shares, warrants and stock options had been issued and if the additional common shares were dilutive. Diluted EPS assumes that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method for the outstanding options and the if-converted method for the outstanding convertible preferred shares. Under the treasury stock method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. Under the if-converted method, convertible outstanding instruments are assumed to be converted into common stock at the beginning of the period (or at the time of issuance, if later). During the three months ended January 31, 2023 and 2022, the Company generated no revenues and incurred substantial losses, of which the vast majority were due to mostly non-cash charges for accrued interest, penalties and derivative charges related to convertible debt instruments. Therefore, the effect of any common stock equivalents on EPS is anti-dilutive during those periods.

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

Himalaya Technologies, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2023 AND 2022

(UNAUDITED)

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

On January 31, 2023, and July 31, 2022, the Company had not taken any significant uncertain tax positions on its tax returns for the period ended July 31, 2022 and prior years or in computing its tax provisions for any years. Prior management considered its tax positions and believed that all of the positions taken by the Company in its Federal and State tax returns were more likely than not to be sustained upon examination. The Company is subject to examination by U.S. Federal and State tax authorities from inception to present, generally for three years after they are filed. New management, which took control of the Company on June 21, 2021, is currently evaluating prior management’s decision to not file federal tax returns and plans on filing past returns and related 1099 filings for compensation paid to prior management, employees, consultants, contractors, and affiliates. The Company does not believe it has a material tax liability due to its operating losses in these periods but is preparing tax filings to bring itself current as it completes and moves forward on announced mergers and acquisitions.

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

Himalaya Technologies, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2023 AND 2022

(UNAUDITED)

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

During the three months ended January 31, 2023, the Company reached an agreement with its former CEO to sell the Company’s interest in all of its crude oil and natural gas properties

Revenue Recognition

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

Himalaya Technologies, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2023 AND 2022

(UNAUDITED)

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

Derivative Liabilities

The Company assessed the classification of its derivative financial instruments as of January 31, 2023 and July 31, 2022, which consist of convertible instruments and warrants in the Company’s common stock and determined that such derivatives meet the criteria for liability classification under ASC 815.

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

Note 3 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate the continuation of the Company as a going concern. The Company reported an accumulated deficit of $8,471,768 as of January 31, 2023. The Company also had negative working capital of $1,347,574 at January 31, 2023, and had operating losses of $163,053 and $62,837 for the six months ended January 31, 2023 and 2022, respectively. To date, these losses and deficiencies have been financed principally through the issuance of common stock, loans from related parties and loans from third parties.

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

Himalaya Technologies, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2023 AND 2022

(UNAUDITED)

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

The following summarizes the acquired intangible assets:

	January 31,	July 31,
	2023	2022
Intangible assets	$23,800	$17,800
Accumulated amortization	(6,783)	(4,462)
	$17,017	$13,338

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

Note 6 – LOANS PAYABLE DUE TO RELATED PARTIES

As of January 31, 2023 and July 31, 2022, the Company’s former chief executive officer had an outstanding balance of $0 and $96,400, respectively. The loan was non-interest bearing and due on demand. The loan was retired during the three months ended January 31, 2023 through the sale of the Company’s oil and gas interests to the note holder.

On June 28, 2021, the Company received a loan of $25,000 from FOMO WORLWIDE, INC. (“FOMO”), a related party. At January 31, 2023 2022, the loan balance was $38,290. The convertible note for FOMO WORLDWIDE, INC. converts at a price of 30% of the average of the two lowest trading prices for the twenty (20) days prior to and including the date of notice of conversion. The number of shares that the loan can be converted into depends on the trading price at the time of conversion. At January 31, 2023, the note theoretically would convert into 59,364,341 common shares. The convertible note was originally due on December 25, 2021. This maturity has been extended, most recently on October 10, 2022, to December 31, 2023 and FOMO waived all default provisions under section 8 (a) through (n). All other provisions of the loan remain in effect.

Himalaya Technologies, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2023 AND 2022

(UNAUDITED)

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

Lender	Origination	Maturity	January 31, 2023	July 31, 2022	Interest

GS Capital Partners LLC	6/29/21	6/29/22	151,500	151,500	24%
1800 Diagonal Lending LLC	8/15/22	8/15/23	39,250	-	8%
			190,750	151,500

The convertible note for GS Capital Partners LLC converts at a price of 60% of the lowest trading price for the twenty (20) days prior to and including the date of notice of conversion. The number of shares that the loan can be converted into depends on the trading price at the time of conversion. At January 31, 2023, the note theoretically would convert into 126,250,000 common shares.

On August 15, 2022, the Company entered into a convertible note agreement 1800 Diagonal Lending LLC for $39,250, due on August 15, 2023 and bearing interest at 8%. The convertible note is convertible at 61% multiplied by the lowest trading price for the common stock during the ten-trading day period ending on the latest complete trading day prior to the conversion date. At January 31, 2023, the note theoretically would convert into 32,172,131 common shares.

In connection with the convertible note with 1800 Diagonal Lending LLC, the note contained an original issue discount (“OID”) of $4,250. During the three months ended January 31, 2023, $897 of this discount has been amortized as interest expense.

The variables used for the Black-Scholes model are as listed below:

	January 31, 2023	July 31, 2022

●	Volatility: 334%	Volatility: 355%

●	Risk free rate of return: 4.76%	Risk free rate of return: 2.98%

●	Expected term: 1 year	Expected term: 1 year

Note 8 – INCOME TAXES

The Company did not file its federal tax returns for fiscal years from 2012 through 2022. Management at year-end 2022 believed that it should not have any material impact on the Company’s financials because the Company did not have any tax liabilities due to net loss incurred during these years.

Based on the available information and other factors, management believes it is more likely than not that any potential net deferred tax assets on January 31, 2023 and July 31, 2022 will not be fully realizable.

Himalaya Technologies, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2023 AND 2022

(UNAUDITED)

Note 9 – STOCKHOLDERS ‘EQUITY

Common Stock

The Company has 1,000,000,000 shares of common stock authorized, and 147,201,861 issued and outstanding at October 31, and July 31, 2022.

During the six months ended January 31, 2023, no shares of common stock were issued.

During the six months ended January 31, 2022, third-party lenders converted $69,449 of principal and interest into 30,198,755 shares of common stock.

Preferred Stock

The Company has 250,000,000 of preferred stock authorized. The preferred shares are in three classes:

●	Class A shares which, 130,000,000 authorized are convertible into 50 shares of common shares for each share, these shares have voting rights of 1 vote per share. At January 31, 2023 and July 31, 2022, there were 0 shares issued and outstanding.

●	Class B shares, 20,000,000 authorized, which are convertible into 1,000 shares of common shares for each share, these shares have voting rights of 1,000 votes per share. At January 31, 2023 and July 31, 2022, there were 545,966 and 536,876 shares issued and outstanding which equates into 545,966,000 and 536,876,000 votes, respectively.

●	Class C shares, 1,000,000 authorized, which are convertible into 1 share of common shares for each share. These shares have voting rights of 100,000 votes per share. At January 31, 2023 and July 31, 2022 there were 1,000,000 shares outstanding which equates into 100,000,000,000 votes. These shares represent the controlling votes of the Company. These shares are all issued to the Company CEO. There are 99,000,000 shares of preferred shares authorized that have not been assigned a class at this time for future requirements.

During the six months ended January 31, 2023, the Company issued 9,090 shares of Class B Preferred to the Company’s CEO for the conversion of accrued compensation of $40,000.

During the six months ended January 31, 2022, the Company issued 20,000 shares of Class B Preferred for services. These shares were valued at the value of the as-if converted common shares on the date of issuance.

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

Himalaya Technologies, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2023 AND 2022

(UNAUDITED)

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

The 50,000,000 warrants issued to FOMO Advisors LLC were valued at $500,000 and are being recognized over the life of the agreement. The 15,000,000 warrants issued to GS Capital Group were accounted for as part of the embedded derivative liability. At January 31, 2023, the Company had recognized $144,616 and $305,384 was unrecognized. The following are the assumptions utilized in valuing the warrants:

Volatility	465%
Expected life	5 years
Risk free rate	3%
Dividend yield	0%

The following table sets forth common share purchase warrants outstanding as of January 31, 2023:

		Weighted Average	Intrinsic
	Warrants	Exercise Price	Value
Outstanding, August 1, 2022	65,000,000	$0.0024	105,000

Warrants granted	-	-	-
Warrants exercised	-	-	-
Warrants forfeited	-	-	-

Outstanding, January 31, 2023	65,000,000	0.0024	$1,000

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

During the six months ended January 31, 2023, the Company accrued $60,000 in compensation expense under this agreement and converted $40,000 in accrued compensation into 9,090 shares of Class B preferred stock.

Note 12 – ACQUISITION

On October 28, 2022, the Company signed a binding purchase agreement, subsequently amended on November 25, 2022, to acquire the assets of Russell Associates, a training software provider based in the Midwest and founded in 1980 that creates customized training programs for its clients. The total agreed purchase price is up to $280,000, including $120,000 cash due on closing by November 30, 2022, subject to mutual extension, promissory notes of $70,000 due January 15, 2023 and $75,000 due January 1, 2024, and a $15,000 performance based earn-out. On January 12, 2023, the agreement with Russell Associates was terminated. No cash, stock or other consideration was issued as a deposit for the transaction.

Note 12 – SALE OF OIL AND GAS INTERESTS

On November 8, 2022, the Company reached an agreement with its former CEO to sell the Company’s interest in all of its crude oil and natural gas properties for $112,000, representing the amounts due to the Company’s prior CEO under loans and accrued compensation. The Company recognized a gain of $112,000 on the sale.

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

Costs and Resources

Himalaya Technologies, Inc. is currently pursuing additional funding resources that will potentially enable it to maintain its current and planned operations through the next 12 months. The Company anticipates that it will need to raise additional capital in order to sustain and grow its operations over the next few years. To the extent that the Company’s capital resources are insufficient to meet current or planned operating requirements, the Company will seek additional funds through equity or debt financing, collaborative or other arrangements with corporate partners, licensees or others, and from other sources, which may have the effect of diluting the holdings of existing shareholders. As of January 31, 2023, the Company had no current arrangements with respect to, or sources of, such additional financing and the Company does not anticipate that existing shareholders or creditors will provide any portion of the Company’s future financing requirements. No assurance can be given that additional financing will be available when needed or that such financing will be available on terms acceptable to the Company. If adequate funds are not available, the Company may be required to delay or terminate expenditures for certain of its programs that it would otherwise seek to develop and commercialize. This would have a material adverse effect on the Company.

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

Results of Operation for the Three Months Ended January 31, 2023 and 2022

Revenues. During the three months ended January 31, 2023 and 2022, the Company had no revenues.

Cost of Revenues. During the three months ended January 31, 2023 and 2022, the Company had no cost of revenues.

Operating Expenses. During the three months ended January 31, 2023, the Company incurred operating expenses of $81,336 consisting primarily of shares issued for services and compensation expense. During the three months ended January 31, 2022, the Company incurred operating expenses of $40,816. The increase in operating expenses in 2023 from 2022 was due primarily to shares and warrants issued for services.

Other Income (Expenses). During the three months ended January 31, 2023, the Company incurred other expenses of $147,613 consisting of interest expense, derivative liability gains, a gain on the sale of oil and gas properties, and other income. During the three months ended January 31, 2022, the Company incurred other income of $474,221 consisting of interest expense, derivative liability gains, income on debt settlement and other income.

Net Losses. As a result of the above, the Company incurred a net loss of $228,949, for the three months ended January 31, 2023, as compared to a net loss of $515,037 for the three months ended January 31, 2022.

Results of Operation for the Six Months Ended January 31, 2023 and 2022

Revenues. During the six months ended January 31, 2023 and 2022, the Company had no revenues.

Cost of Revenues. During the six months ended January 31, 2023 and 2022, the Company had no cost of revenues.

Operating Expenses. During the six months ended January 31, 2023, the Company incurred operating expenses of $163,053 consisting primarily of shares issued for services and compensation expense. During the six months ended January 31, 2022, the Company incurred operating expenses of $62,837. The increase in operating expenses in 2023 from 2022 was due primarily to shares and warrants issued for services.

Other Income (Expenses). During the six months ended January 31, 2023, the Company incurred other expenses of $249,239 consisting of interest expense, derivative liability gains, a gain on the sale of oil and gas properties, and other income. During the six months ended January 31, 2022, the Company incurred other income of $419,291 consisting of interest expense, derivative liability gains, income on debt settlement and other income.

Net Losses. As a result of the above, the Company incurred a net loss of $412,292, for the six months ended January 31, 2023, as compared to a net loss of $482,128 for the six months ended January 31, 2022.

Liquidity and Capital Resources

We have incurred losses since the inception of our business and as of January 31, 2023 we had an accumulated deficit of $8,471,768. As of January 31, 2023, the Company had cash balance of $1,082 and negative working capital of $1,347,574.

To date, we have funded our operations through short-term debt and equity financing. During the six months ended January 31, 2023, the Company received $39,250, less $4,250 in expenses, in third party lending.

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

Delinquent Loans

Our third-party loan of $151,500 from GS Capital Partners funded in June 2021 is currently in default, though we have not been given a notice of such by the lender and are in negotiations to satisfy the obligation amicably.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Exchange Act that occurred during the quarter ended January 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

As a “smaller reporting company”, we are not required to provide this information under this item pursuant to Regulation S-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

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

Himalaya Technologies, Inc.

Date: March 15, 2023	/s/ Vikram Grover
Vikram Grover, President
(Principal Executive Officer)

Date: March 15, 2023	/s/ Vikram Grover
Vikram Grover, Chief Financial Officer
(Principal Financial and Accounting Officer)

