Form 10-Q/A
period 2023-01-31
HIMALAYA TECHNOLOGIES, INC
filed 2023-03-17
CIK 1409624

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q/A

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

Explanatory Note

This Amendment to Form 10-Q filed March 15, 2023 provides accurate financial information for the three month period ended January 31, 2023 in iXBRL format required for SEC reporting purposes.

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

The accompanying notes are an integral part of these condensed consolidated financial statements

Himalaya Technologies Inc

Condensed Consolidated Statement of Cash Flows

(Unaudited)

	For the Six Months Ended January 31,
	2023	2022
Cash flows provided by (used for) operating activities:
Net income (loss)	$(412,292)	$(482,128)
Adjustments to resoncile net loss to net cash provided by (used for) operating activities:
Amortization expense	2,321	1,166
Gain on sale of oil and gas properties	(112,000)	-
Change in derivative liability	280,674	409,829
Derivative expense	64,937	-
Amortization of debt discount	1,968	-
Loan cost	-	-
Shares/ Warrants issued for services	45,000	24,000
Increase (decrease) in assets and liabilities:
Accounts payable	75,634	15,223
Accrued interest on loans payable	13,910	9,848

Net cash used for operating activities	(39,848)	(22,062)

Cash flows provided by (used for) Investing activities
Payment of Websie Design	(6,000)	-

Net cash provied by (used for) investing activities	(6,000)	-

Cash flows provided by (used for) Financing activities
Payment of related party loan	(20,863)	(300)
Proceeds from loan from afiliate	28,652	(314)
Proceeds from non-related loans	35,000	-

Net cash provied by (used for) financing activities	42,789	(614)

Net (decrease) increase in cash	(3,059)	(22,676)
Cash, beginning of period	4,141	28,618

Cash, end of period	$1,082	$5,942

Supplemental disclosure of cash flow information
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-
Preferred stock issued for accrued compensation	$20,000	$-
Common stock issued for debt	$-	$761,456

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

Note 10 – COMMITMENTS AND CONTINGENCIES

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

Note 11 – ACQUISITION

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

Himalaya Technologies, Inc.

Date: March 17, 2023	/s/ Vikram Grover
Vikram Grover, President
(Principal Executive Officer)

Date: March 17, 2023	/s/ Vikram Grover
Vikram Grover, Chief Financial Officer
(Principal Financial and Accounting Officer)

