Form 10-Q
period 2023-04-30
HIMALAYA TECHNOLOGIES, INC
filed 2023-06-16
CIK 1409624

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended April 30, 2023

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

The number of shares of Common Stock (.0001 par value) of the registrant outstanding was 186,878,572 at June 15, 2023.

HIMALAYA TECHNOLOGIES, INC.

QUARTERLY REPORT ON FORM 10-Q FOR THE PERIOD ENDED APRIL 30, 2023

2

PART I

ITEM 1. FINANCIAL STATEMENTS

HIMALAYA TECHNOLOGIES, INC.

Himalaya Technologies Inc

Condensed Consolidated Balance Sheets

	April 30,	July 31,
	2023	2022
	(Unaudited)

ASSETS
Current assets
Cash	$463	$4,141
Total current assets	463	4,141

Other assets:
Investment in oil and gas properties	-	-
Investment GENBIO	189,749	189,749
Investment TAG	-	119,841
Website design	15,853	13,338
Total other assets	205,602	322,928

Total assets	$206,065	$327,069

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Liabilities

Current liabilities
Accounts payable and accrued expenses	$305,355	$293,856
Derivative liability	483,551	440,766
Loan from shareholder	-	96,400
Loan from affiliate	51,716	38,222
Loans payable due to non-related parties, net	167,804	151,500
Total current liabilities	1,008,426	1,020,744

Total liabilities	1,008,426	1,020,744

Stockholders’ deficit
Common stock; $0.0001 par value authorized: 1,000,000,000 shares;
issued and outstanding 169,722,695 and 147,201,861	16,972	14,720
Preferred stock Class A; $0.0001 par value authorized: 130,000,000 shares; issued and outstanding 2,000,000 and 0, discretionary 1% dividend	200	-
Preferred stock Class B; $0.0001 par value authorized: 20,000,000 shares; issued and outstanding 506,098 and 536,876 respectively; discretionary 1% dividend	51	54
Preferred stock Class C; $0.0001 par value authorized: 1,000,000 shares; issued and outstanding 1,000,000 and 1,000,000 discretionary 1% dividend	100	100
Additional paid-in-capital	7,456,142	7,350,927
Accumulated deficit	(8,275,826)	(8,059,476)
Total stockholders’ deficit	(802,361)	(693,675)

Total liabilities and stockholders’ deficit	$206,065	$327,069

The accompanying notes are an integral part of these condensed consolidated financial statements

Himalaya Technologies Inc

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended April 30,		For the Nine Months Ended April 30,
	2023	2022	2023	2022
Operating revenue	$-	$-	$-	$-
Cost of revenue	-	-	-	-
Gross profit	-	-	-	-

Operating expenses:
General and administrative	69,547	21,649	230,279	83,320
Amortization expense	1,163	583	3,484	1,749
	70,710	22,232	233,763	85,069

Loss from operations	(70,710)	(22,232)	(233,763)	(85,069)

Other income (expenses)
Interest expense	(9,624)	(6,319)	(25,502)	(16,167)
Derivative expense	-	-	(64,937)	-
Change in derivative liability	276,221	725,301	(4,453)	315,472
Debt settlement gain (loss)		3,038	-	3,038
Gain on sale of oil and gas properties	-	-	112,000	-
Other income	55	319	305	705
Total other income (expenses)	266,652	722,339	17,413	303,048

Loss before income taxes	195,942	700,107	(216,350)	217,979

Provision for income taxes	-	-	-	-

Net income (loss)	$195,942	$700,107	$(216,350)	$217,979

Net income (loss) per share, basic and diluted	$0.00	$0.01	$(0.00)	$0.00

Weighted average common equivalent shares outstanding, basic and diluted	154,170,996	131,241,563	149,473,850	125,392,580

The accompanying notes are an integral part of these condensed consolidated financial statements

Himalaya Technologies Inc

Condensed Consolidated Statements of Stockholders’ Deficit

(Unaudited)

	Common Stock		Preferred Stock
			Class A		Class B		Class C
	Number	No par	Number	$0.0001 par	Number of	$0.0001 par	Number	$0.0001 par	Additional paid-in	Accumulated	Total stockholders’
	of Shares	value	of Shares	value	Shares	value	of Shares	value	capital	deficit	deficit
Balance, July 31, 2022	147,201,861	$14,720	-	$-	536,876	$54	1,000,000	$100	$7,350,927	$(8,059,476)	$(693,675)
Shares issued for accrued compensation	-	-	-	-	9,090	1	-	-	39,999	-	40,000
Recognition of warrants	-	-	-	-	-	-	-	-	22,500	-	22,500
Net loss	-	-	-	-	-	-	-	-	-	(183,343)	(183,343)
Balance, October 31, 2022	147,201,861	14,720	-	-	545,966	55	1,000,000	100	7,413,426	(8,242,819)	(814,518)

Recognition of warrants	-	-	-	-	-	-	-	-	22,500	-	22,500
Net loss	-	-	-	-	-	-	-	-	-	(228,949)	(228,949)
Balance, January 31, 2023	147,201,861	14,720	-	-	545,966	55	1,000,000	100	7,435,926	(8,471,768)	(1,020,967)

Shares issued for accrued compensation	-	-	-	-	60,000	6	-	-	59,994	-	60,000
Recognition of warrants	-	-	-	-	-	-	-	-	22,500	-	22,500
Conversion of warrants	-	-	2,000,000	200	-	-	-	-	9,800	-	10,000
Conversion of convertible debt	22,520,834	2,252	-	-	-	-	-	-	47,753	-	50,005
Recission of investment in TAG	-	-	-	-	(99,868)	(10)	-	-	(119,831)	-	(119,841)
Net income	-	-	-	-	-	-	-	-	-	195,942	195,942
Balance, April 30, 2023	169,722,695	$16,972	2,000,000	$200	506,098	$51	1,000,000	$100	$7,456,142	$(8,275,826)	$(802,361)

Balance, July 31, 2021	97,734,883	9,773	-	-	300,000	30	1,000,000	100	6,709,111	(7,862,437)	(1,143,423)
Conversion of convertible debt	30,198,755	3,020	-	-	-	-	-	-	66,429	-	69,449
Shares issued for services	-	-	-	-	20,000	2	-	-	23,998	-	24,000
Net income	-	-	-	-	-	-	-	-	-	32,909	32,909
Balance, October 31, 2021	127,933,638	12,793	-	-	320,000	32	1,000,000	100	6,799,538	(7,829,528)	(1,017,065)

Shares issued for investment	-	-	-	-	199,372	20	-	-	309,570	-	309,590
Net loss	-	-	-	-	-	-	-	-	-	(515,037)	(515,037)
Balance, January 31, 2022	127,933,638	$12,793	-	$-	519,372	$52	1,000,000	$100	$7,109,108	$(8,344,565)	$(1,222,512)

Conversion of convertible debt	19,268,223	1,927	-	-	-	-	-	-	56,621	-	58,548
Shares issued for services	-	-	-	-	2,000	-	-	-	7,200	-	7,200
Net income	-	-	-	-	-	-	-	-	-	700,107	700,107
Balance, April 30, 2022	147,201,861	$14,720	-	$-	521,372	$52	1,000,000	$100	$7,172,929	$(7,644,458)	$(456,657)

The accompanying notes are an integral part of these condensed consolidated financial statements

Himalaya Technologies Inc

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended April 30,
	2023	2022
Cash flows provided by (used for) operating activities:
Net income (loss)	$(216,350)	$217,979
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Amortization expense	3,484	1,749
Gain on sale of oil and gas properties	(112,000)	-
Change in derivative liability	4,453	(315,472)
Derivative expense	64,937	-
Amortization of debt discount	3,004	-
Shares/ Warrants issued for services	67,500	31,200
Increase (decrease) in assets and liabilities:
Accounts payable	106,302	12,362
Accrued interest on loans payable	22,498	-

Net cash used for operating activities	(56,172)	(52,182)

Cash flows provided by (used for) Investing activities
Payment of Website Design	(6,000)	-

Net cash provided by (used for) investing activities	(6,000)	-

Cash flows provided by (used for) Financing activities
Payment of related party loan	(20,863)	(900)
Proceeds from loan from affiliate	44,357	27,463
Proceeds from non-related loans	35,000	-

Net cash provided by (used for) financing activities	58,494	26,563

Net (decrease) increase in cash	(3,678)	(25,619)
Cash, beginning of period	4,141	28,618

Cash, end of period	$463	$2,999

Supplemental disclosure of cash flow information
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-
Preferred stock issued for accrued compensation	$80,000	$-
Common stock issued for debt	$50,005	$761,456
Conversion of warrants	$10,000	$-
Recission of investment in TAG	$50,005	$761,456

The accompanying notes are an integral part of these condensed consolidated financial statements

Himalaya Technologies, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2023 AND 2022

(UNAUDITED)

Note 1 – ORGANIZATION

Himalaya Technologies, Inc. (the “Company”) was incorporated under the laws of the State of Nevada on July 8, 2003. The Company’s principal historical activities had been the acquisition of a mineral property in the State of New Mexico. During the fiscal year ended July 31, 2010, the Company began to acquire working interests in a seismic exploration program as well as a drilling program in crude oil and natural gas properties in Oklahoma. Prior to July 31, 2019 the Company discontinued the exploration and drilling in Oklahoma and New Mexico. The Company has leases on two properties that were fully depleted prior to July 31, 2021. Over the past few years, the company generated approximately $1,500 per year of net revenue from these leases. During the three and nine months ended April 30, 2023, the Company reached an agreement with the Company’s prior CEO to distribute the oil leases in payment of loan from shareholder.

On June 28, 2021, the Company amended its Articles of Incorporation to change the name of the Company to “Himalaya Technologies, Inc.” from Homeland Resources Ltd. FINRA’s Corporate Actions group has refused to acknowledge these June 28, 2021 shareholder resolutions, approved and stamped by the Secretary of State of Nevada on June 30, 2021 and as per SEC qualification of our Form 10-12G/A-4 on April 6, 2022, that altogether approved our legal name change, common share increase, Series A Preferred share increase, and creation of new classes of Series B and C Preferred stock. FINRA is therefore preventing us from pursuing our business plan since the current management was appointed on June 20, 2021.

The Company’s business plan included completing its social site Kanab.Club targeting health and wellness based on the cannabis market, generating revenues from advertising and subscriptions, incorporating social media site into the site, and marketing its 19.9% investment GenBio, Inc.’s health and wellness products targeting anti-inflammatory nutraceuticals to consumers.

Subsequent to April 30, 2023, the Company sold Kanab.Club and unwound its acquisition of GenBio, Inc. The Company purchased the domain names finra.watch, finrawatch.org, finrawatch.com and finrawatch.online and agreed to license social media platform software owned by an affiliate. Management intends to create an investor hub for information exchange on small capitalization public companies and an information distribution platform for small issuers that face the loss of Wall Street sponsorship based on proposed rules that may require investment banking firms recommending securities to be registered as investment advisors.

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

In management’s opinion, these unaudited condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the Company’s financial position as of April 30, 2023 and the results of operations and cash flows for the three and nine months ended April 30, 2023 and 2022. The results of operations for the three and nine months ended April 30, 2023 are not necessarily indicative of the results to be expected for the full year or any other future interim or annual period.

Himalaya Technologies, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2023 AND 2022

(UNAUDITED)

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

Cash

Cash consists of deposits in two large national banks. On April 30, 2023 and July 31, 2022, respectively, the Company had $463 and $4,141 in cash in the United States. The Company has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in bank accounts.

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

Himalaya Technologies, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2023 AND 2022

(UNAUDITED)

Assets and liabilities measured at fair value are as follows as of April 30, 2023:

	Total	Level 1	Level 2	Level 3
Assets
Total assets measured at fair value

Liabilities
Derivative liability	483,551			483,551
Total liabilities measured at fair value	483,551				483,551

Assets and liabilities measured at fair value are as follows as of July 31, 2022:

	Total	Level 1	Level 2	Level 3

Assets
Total assets measured at fair value

Liabilities
Derivative liability	440,766			440,766
Total liabilities measured at fair value	440,766			440,766

Earnings Per Share (EPS)

Basic EPS is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS is computed similar to basic net income per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if all the potential common shares, warrants and stock options had been issued and if the additional common shares were dilutive. Diluted EPS assumes that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method for the outstanding options and the if-converted method for the outstanding convertible preferred shares. Under the treasury stock method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. Under the if-converted method, convertible outstanding instruments are assumed to be converted into common stock at the beginning of the period (or at the time of issuance, if later). During the three and nine months ended April 30, 2023 and 2022, the Company generated no revenues and incurred substantial losses, of which the vast majority were due to mostly non-cash charges for accrued interest, penalties and derivative charges related to convertible debt instruments. Therefore, the effect of any common stock equivalents on EPS is anti-dilutive during those periods.

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

APRIL 30, 2023 AND 2022

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

On April 30, 2023, and July 31, 2022, the Company had not taken any significant uncertain tax positions on its tax returns for the period ended July 31, 2022 and prior years or in computing its tax provisions for any years. Prior management considered its tax positions and believed that all of the positions taken by the Company in its Federal and State tax returns were more likely than not to be sustained upon examination. The Company is subject to examination by U.S. Federal and State tax authorities from inception to present, generally for three years after they are filed. New management, which took control of the Company on June 21, 2021, is currently evaluating prior management’s decision to not file federal tax returns and plans on filing past returns and related 1099 filings for compensation paid to prior management, employees, consultants, contractors, and affiliates. The Company does not believe it has a material tax liability due to its operating losses in these periods but is preparing tax filings to bring itself current as it completes and moves forward on announced mergers and acquisitions.

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

APRIL 30, 2023 AND 2022

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

During the three months ended January 31, 2023, the Company reached an agreement with its former CEO to sell the Company’s interest in all of its crude oil and natural gas properties.

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

APRIL 30, 2023 AND 2022

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

Derivative Liabilities

The Company assessed the classification of its derivative financial instruments as of April 30, 2023 and July 31, 2022, which consist of convertible instruments and warrants in the Company’s common stock and determined that such derivatives meet the criteria for liability classification under ASC 815.

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

Note 3 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate the continuation of the Company as a going concern. The Company reported an accumulated deficit of $8,275,826 as of April 30, 2023. The Company also had negative working capital of $1,007,963 at April 30, 2023, and had operating losses of $233,763 and $85,069 for the nine months ended April 30, 2023 and 2022, respectively. To date, these losses and deficiencies have been financed principally through the issuance of common stock, loans from related parties and loans from third parties.

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

APRIL 30, 2023 AND 2022

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

The following summarizes the acquired intangible assets:

	April 30,	July 31,
	2023	2022
Intangible assets	$23,800	$17,800
Accumulated amortization	(7,947)	(4,462)
	$15,853	$13,338

Note 5 - INVESTMENTS

On November 28, 2021, the Company issued 99,686 series B preferred shares of stock for 2,036,188 common shares of GenBio, Inc., representing 19.9% ownership. GenBio, Inc is a biotechnology company that researches natural products that act on new molecular pathways, primarily to suppress inflammation at critical points in these biochemical pathways. Based on a stock price at closing of $0.0019 and 99,686,000 common stock equivalents, this values the investment at $189,749. The GenBio transaction is being accounted for as an investment on the Company’s balance sheet. The Company does not consolidate GenBio’s financial statements.

On January 1, 2022, the Company issued 99,686 series B preferred shares of HMLA stock for 1,242,000 Member Interests of The Agrarian Group, LLC (“TAG”) representing 19.9% ownership. Based on a stock price at closing of $0.0012 and 99,686,000 common stock equivalents, this valued the investment at $119,841. During the quarter ended April 30, 2023, the Company agreed for the unwinding of its investment in TAG. As such, the Company returned its membership interests and TAG agreed to return 99,686 shares of Series B Preferred shares to the Company. The Series B Preferred shares were received by the Company on May 16, 2023.

Note 6 – LOANS PAYABLE DUE TO RELATED PARTIES

As of April 30, 2023 and July 31, 2022, the Company’s former chief executive officer had an outstanding balance of $0 and $96,400, respectively. The loan was non-interest bearing and due on demand. The loan was retired during the three months ended January 31, 2023 through the sale of the Company’s oil and gas interests to the note holder.

On June 28, 2021, the Company received a loan of $25,000 from FOMO WORLWIDE, INC. (“FOMO”), a related party. At April 30, 2023, the loan balance was $51,716. The convertible note for FOMO WORLDWIDE, INC. converts at a price of 30% of the average of the two lowest trading prices for the twenty (20) days prior to and including the date of notice of conversion. The number of shares that the loan can be converted into depends on the trading price at the time of conversion. At April 30, 2023, the note theoretically would convert into 59,364,341 common shares. The convertible note was originally due on December 25, 2021. This maturity has been extended, most recently on October 10, 2022, to December 31, 2023 and FOMO waived all default provisions under section 8 (a) through (n). All other provisions of the loan remain in effect.

Himalaya Technologies, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2023 AND 2022

(UNAUDITED)

On May 10, 2023, the Company sold 100% of KANAB CORP. to FOMO WORLDWIDE, INC. for partial forgiveness of monies loaned to us by FOMO. The transaction, which closed May 10, 2023, makes KANAB CORP., owner and operator of an Internet social site www.Kanab.Club, a wholly owned Wyoming C-Corp. subsidiary of FOMO WORLDWIDE, INC. The Company is also negotiating the assignment of our non-binding purchase agreement for the short form video assets of Cyber Space LLC to FOMO.

Note 7 - CONVERTIBLE NOTE PAYABLES

The Company had convertible note payables with two third parties with stated interest rates ranging between 10% and 12% and 22% default interest not including penalties. These notes have a conversion feature such that the Company could not ensure it would have adequate authorized shares to meet all possible conversion demands; accordingly, the conversion option has been treated as a derivative liability in the accompanying interim financial statements. As of April 30, 2023 and July 31, 2022, the Company had the following third-party convertible notes outstanding:

Lender	Origination	Maturity	April 30, 2023	July 31, 2022	Interest

GS Capital Partners LLC	6/29/21	6/29/22	$145,500	$151,500	24%
1800 Diagonal Lending LLC	8/15/22	8/15/23	23,550	-	8%
			169,050	151,500
Unamortized discount			(1,246)	-
			$167,804	$151,500

The convertible note for GS Capital Partners LLC converts at a price of 60% of the lowest trading price for the twenty (20) days prior to and including the date of notice of conversion. The number of shares that the loan can be converted into depends on the trading price at the time of conversion. At April 30, 2023, the note theoretically would convert into 220,454,545 common shares.

On August 15, 2022, the Company entered into a convertible note agreement 1800 Diagonal Lending LLC for $39,250, due on August 15, 2023 and bearing interest at 8%. The convertible note is convertible at 61% multiplied by the lowest trading price for the common stock during the ten-trading day period ending on the latest complete trading day prior to the conversion date. At April 30, 2023, the note theoretically would convert into 35,096,870 common shares.

In connection with the convertible note with 1800 Diagonal Lending LLC, the note contained an original issue discount (“OID”) of $4,250. During the nine months ended April 30, 2023, $2,108 of this discount has been amortized as interest expense.

The variables used for the Black-Scholes model are as listed below:

	April 30, 2023	July 31, 2022

●	Volatility: 334%	Volatility: 355%

●	Risk free rate of return: 4.76%	Risk free rate of return: 2.98%

●	Expected term: 1 year	Expected term: 1 year

Himalaya Technologies, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2023 AND 2022

(UNAUDITED)

Note 8 – INCOME TAXES

The Company did not file its federal tax returns for fiscal years from 2012 through 2022. Management at year-end 2022 believed that it should not have any material impact on the Company’s financials because the Company did not have any tax liabilities due to net loss incurred during these years.

Based on the available information and other factors, management believes it is more likely than not that any potential net deferred tax assets on April 30, 2023 and July 31, 2022 will not be fully realizable.

Note 9 – STOCKHOLDERS ‘EQUITY

Common Stock

The Company has 1,000,000,000 shares of common stock authorized, and 169,722,695 and 147,201,861 issued and outstanding at April 30, 2023 and July 31, 2022, respectively.

During the nine months ended April 30, 2023, third-party lenders converted $50,005 of principal and interest into 22,520,834 shares of common stock.

.

During the nine months ended April 30, 2022, third-party lenders converted $127,997 of principal and interest into 49,466,978 shares of common stock.

Preferred Stock

The Company has 250,000,000 of preferred stock authorized. The preferred shares are in three classes:

●	Class A shares which, 130,000,000 authorized are convertible into 50 shares of common shares for each share, these shares have voting rights of 1 vote per share. At April 30, 2023 and July 31, 2022, there were 2,000,000 and 0 shares issued and outstanding, respectively.

●	Class B shares, 20,000,000 authorized, which are convertible into 1,000 shares of common shares for each share, these shares have voting rights of 1,000 votes per share. At April 30, 2023 and July 31, 2022, there were 506,098 and 536,876 shares issued and outstanding which equates into 545,966,000 and 536,876,000 votes, respectively.
●	Class C shares, 1,000,000 authorized, which are convertible into 1 share of common shares for each share. These shares have voting rights of 100,000 votes per share. At April 30, 2023 and July 31, 2022 there were 1,000,000 shares outstanding which equates into 100,000,000,000 votes. These shares represent the controlling votes of the Company. These shares are all issued to the Company CEO. There are 99,000,000 shares of preferred shares authorized that have not been assigned a class at this time for future requirements.

During the nine months ended April 30, 2023, the Company issued 69,090 shares of Class B Preferred to the Company’s CEO for the conversion of accrued compensation of $100,000.

During the quarter ended April 30, 2023, the Company agreed for the unwinding of its investment in TAG. As such, the Company returned its membership interests and TAG agreed to return 99,686 shares of Series B Preferred shares to the Company. The Series B Preferred shares were received by the Company on May 16, 2023

During the nine months ended April 30, 2022, the Company issued 22,000 shares of Class B Preferred for services. These shares were valued at the value of the as-if converted common shares on the date of issuance.

Himalaya Technologies, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2023 AND 2022

(UNAUDITED)

Warrants

On June 29, 2021, the Company issued 15,000,000 warrants to GS Capital Group as part of the convertible debenture financing to fund operations. These warrants have a three-year expiration and a strike price of $0.01

On June 28, 2021, the Company issued 50,000,000 warrants with a five-year expiration and $.0001 exercise price to FOMO Advisors LLC for advisory services.

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

The 50,000,000 warrants issued to FOMO Advisors LLC were valued at $500,000 and are being recognized over the life of the agreement. The 15,000,000 warrants issued to GS Capital Group were accounted for as part of the embedded derivative liability. At April 30, 2023, the Company had recognized $167,116 and $282,884 was unrecognized.

On April 12, 2023, the Company issued 50,000,000 warrants with a five-year expiration and $.0001 exercise price to FOMO Advisors LLC for advisory services.

During the quarter ended April 30, 2023, FOMO Advisors, LLC exercised 100,000,000 warrants to purchase two million (2,000,000) Series A Preferred shares which convert 1-50 into common stock and vote on an as converted basis. For the purchase, FOMO used $10,000 consideration of its credit line made available to us since June 2021.

The following are the assumptions utilized in valuing the warrants:

Volatility	465%
Expected life	5 years
Risk free rate	3%
Dividend yield	0%

The following table sets forth common share purchase warrants outstanding as of April 30, 2023:

		Weighted Average	Intrinsic
	Warrants	Exercise Price	Value
Outstanding, August 1, 2022	65,000,000	$0.0024	105,000

Warrants granted	-	-	-
Warrants exercised	(50,000,000)	-	-
Warrants forfeited	-	-	-

Outstanding, April 30, 2023	15,000,000	$0.0024	$-

Himalaya Technologies, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2023 AND 2022

(UNAUDITED)

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

During the nine months ended April 30, 2023, the Company accrued $90,000 in compensation expense under this agreement and converted $100,000 in accrued compensation into 69,090 shares of Class B preferred stock.

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

Note 13 – SALE OF OIL AND GAS INTERESTS

On November 8, 2022, the Company reached an agreement with its former CEO to sell the Company’s interest in all of its crude oil and natural gas properties for $112,000, representing the amounts due to the Company’s prior CEO under loans and accrued compensation. The Company recognized a gain of $112,000 on the sale.

Note 14 – SUBSQUENT EVENTS

Subsequent to April 30, 2023, 1800 Diagonal Lending LLC converted debt of $6,850 into 17,155,877 shares of the Company’s common stock.

Subsequent to April 30, 2023, the Company sold KANAB CORP. and unwound its acquisition of GenBio, Inc. The Company purchased the domain names finra.watch, finrawatch.org, finrawatch.com and finrawatch.online and agreed to license social media platform software owned by an affiliate. Management intends to create an investor hub for information exchange on small capitalization public companies and an information distribution platform for small issuers that face the loss of Wall Street sponsorship based on proposed rules that may require investment banking firms recommending securities to be registered as investment advisors. The Company also licensed social media assets over five years from FOMO WORLDWIDE, INC. for $30,000 in the form of 100,000 Series B Preferred shares to support this investor information hub operation.

On June 8, 2023, our CEO converted $20,000 of accrued compensation into 2,222,222 Series A Preferred shares.

On June 9, 2023, our CEO converted $20,000 of accrued compensation into 2,222,222 Series A Preferred shares.

On June 12, 2023, the Company purchased 210,000,000 common shares of Peer to Peer Network (OTC: PTOP) from FOMO WORLDWIDE, INC. (OTC: FOMC) by issuing the Seller 1,680,000 Series A Preferred shares at a price of $0.025 per Series A Preferred share ($42,000). The shares are convertible into 84,000,000 shares of our common stock (1-50 conversion ratio).

On June 15, 2023, Himalaya and FOMO WORLDWIDE, INC. (“FOMO”) mutually agreed to unwind and modify the previous sale and purchase of KANAB CORP. and licensing agreement for social media software underlying the business. The parties have agreed to reverse Himalaya’s May 10, 2023 sale of 100% of the shares of KANAB CORP. to FOMO WORLDWIDE, INC. for $17,017 in equal amount of forgiveness of a convertible loan provided to Himalaya Technologies, Inc. on June 28, 2021 and amended on November 9, 2021 and September 1, 2022. As part of the unwind and modification, the 100,000 Series B shares issued for a license to KANAB CORP.’s social media platform on May 31, 2023 by Himalaya to FOMO will remain validly issued, while the $17,017 loan forgiveness by FOMO to Himalaya for monies previously funded also remains effective (canceled). As a result, Himalaya Technologies, Inc. will be the 100% owner of KANAB CORP. including its wholly owned cannabis social media site and social media code @ https://www.kanab.club/. The mutual agreement paperwork is included by reference for Form 8-K filed June 15, 2023.

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

Plan of Operations

Himalaya Technologies, Inc. a/k/a Homeland Resources Ltd. (“Himalaya”, “HMLA,” “us,” “we,” the “Company”) was incorporated under the laws of the State of Nevada on July 8, 2003. The Company’s principal historical activities had been the acquisition of a mineral property in the State of New Mexico. During the fiscal year ended July 31, 2010, the Company began to acquire working interests in a seismic exploration program as well as a drilling program in crude oil and natural gas properties in Oklahoma. Prior to July 31, 2019 the Company discontinued the exploration and drilling in Oklahoma and New Mexico. The Company has leases on two properties that were fully depleted prior to July 31, 2019. Over the past few years, the company generated approximately $1,500 per year of net revenue from these leases. Subsequent to July 31, 2022 the Company reached an agreement with the prior CEO to distribute the oil leases in payment of loan from shareholder. Our intended plan of operations was to develop and enhance our social site Kanab.Club targeting health and wellness in the cannabis media market.

At April 30, 2023, the Company had one wholly owned subsidiary, KANAB CORP. The Company had one investment, GenBio, Inc. The Company owns 19.9% of GenBio, Inc. The Company had an investment of 19.9% of The Agrarian Group, LLC, which was unwound during the quarter ended April 30, 2023.

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

On January 1, 2022, the Company executed a 19.9% stock purchase with The Agrarian Group LLC (“TAG”; http://www.theagrariangroup.com/), a provider of digital intelligence “AgtechDi” software designed from its granted patents to optimize the food supply chain by increasing food safety and profitability for growers who operate vertical farms, greenhouses, converted shipping containers, and other forms of controlled environment agriculture. TAG is focusing its technology on the broad produce market, but in the future may offer it to cannabis cultivators. TAG is a software platform and will never touch the cannabis plant, eliminating regulatory risk, in our view. Under the Investment Agreement, we issued TAG 99,686 Series B Preferred shares in exchange for 1,242,000 Class A Membership units of TAG. Based on a stock price at closing of .0012 and 99,868,000 common stock equivalents, this values the investment at $119,841. This investment was unwound during the quarter ended April 30, 2023.

Our business plan included completing our social site Kanab.Club targeting health and wellness focused on the cannabis market, generating revenues from advertising and subscriptions, incorporating social media site into the site, and marketing our planned 19.9% investment GenBio, Inc.’s health and wellness products targeting anti-inflammatory nutraceuticals to consumers.

On June 28, 2021, the Company amended its Articles of Incorporation to change the name of the Company to Himalaya Technologies, Inc. from Homeland Resources Ltd. FINRA’s Corporate Actions group has refused to acknowledge these June 28, 2021 shareholder resolutions, approved and stamped by the Secretary of State of Nevada on June 30, 2021 and as per SEC qualification of our Form 10-12G/A-4 on April 6, 2022, that altogether approved our legal name change, common share increase, Series A Preferred share increase, and creation of new classes of Series B and C Preferred stock. FINRA is therefore preventing us from pursuing our business plan since the current management was appointed on June 20, 2021.

As a result of the actions of FINRA’s Corporate Actions group, subsequent to April 30, 2023, the Company sold Kanab.Club and unwound its acquisition of GenBio, Inc. The Company purchased the domain names finra.watch, finrawatch.org, finrawatch.com and finrawatch.online and agreed to license social media platform software owned by an affiliate. Management intends to create an investor hub for information exchange on small capitalization public companies and an information distribution platform for small issuers that face the loss of Wall Street sponsorship based on proposed rules that may require investment banking firms recommending securities to be registered as investment advisors.

On June 2, 2023, FINRA notified the Company of an alleged deficiency in a shareholder action filed June 28, 2021 to effect our name change to Himalaya Technologies, Inc., increase our authorized common shares to one billion, increase our authorized Series A Preferred shares to 130 million, and create new classes of Series B and Series C Preferred shares. We believe we have overwhelmingly cured this alleged deficiency and are seeking remedies to refile such action and/or pursue legal recourse against FINRA for contravening and not recognizing state laws, the SEC’s qualification, and federal laws.

Costs and Resources

Himalaya Technologies, Inc. is currently pursuing additional funding resources that will potentially enable it to maintain its current and planned operations through the next 12 months. The Company anticipates that it will need to raise additional capital in order to sustain and grow its operations over the next few years. To the extent that the Company’s capital resources are insufficient to meet current or planned operating requirements, the Company will seek additional funds through equity or debt financing, collaborative or other arrangements with corporate partners, licensees or others, and from other sources, which may have the effect of diluting the holdings of existing shareholders. As of April 30, 2023, the Company had no current arrangements with respect to, or sources of, such additional financing and the Company does not anticipate that existing shareholders or creditors will provide any portion of the Company’s future financing requirements. No assurance can be given that additional financing will be available when needed or that such financing will be available on terms acceptable to the Company. If adequate funds are not available, the Company may be required to delay or terminate expenditures for certain of its programs that it would otherwise seek to develop and commercialize. This would have a material adverse effect on the Company.

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

Results of Operation for the Three Months Ended April 30, 2023 and 2022

Revenues. During the three months ended April 30, 2023 and 2022, the Company had no revenues.

Cost of Revenues. During the three months ended April 30, 2023 and 2022, the Company had no cost of revenues.

Operating Expenses. During the three months ended April 30, 2023, the Company incurred operating expenses of $70,710 consisting primarily of shares issued for services and compensation expense. During the three months ended April 30, 2022, the Company incurred operating expenses of $22,232. The increase in operating expenses in 2023 from 2022 was due primarily to shares and warrants issued for services.

Other Income (Expenses). During the three months ended April 30, 2023, the Company recognized other income of $266,652 consisting of interest expense, derivative liability gains, a gain on the sale of oil and gas properties, and other income. During the three months ended April 30, 2022, the Company recognized other income of $722,239 consisting of interest expense, derivative liability gains, income on debt settlement and other income.

Net Losses. As a result of the above, the Company recognized a net income of $195,942, for the three months ended April 30, 2023, as compared to a net income of $700,107 for the three months ended April 30, 2022.

Results of Operation for the Nine Months Ended April 30, 2023 and 2022

Revenues. During the nine months ended April 30, 2023 and 2022, the Company had no revenues.

Cost of Revenues. During the nine months ended April 30, 2023 and 2022, the Company had no cost of revenues.

Operating Expenses. During the nine months ended April 30, 2023, the Company incurred operating expenses of $233,763 consisting primarily of shares issued for services and compensation expense. During the nine months ended April 30, 2022, the Company incurred operating expenses of $85,069. The increase in operating expenses in 2023 from 2022 was due primarily to shares and warrants issued for services.

Other Income (Expenses). During the nine months ended April 30, 2023, the Company recognized other income of $17,413 consisting of interest expense, derivative liability gains, a gain on the sale of oil and gas properties, and other income. During the nine months ended April 30, 2022, the Company incurred other income of $303,048 consisting of interest expense, derivative liability gains, income on debt settlement and other income.

Net Losses. As a result of the above, the Company incurred a net loss of $216,350, for the nine months ended April 30, 2023, as compared to a net income of $217,979 for the nine months ended April 30, 2022.

Liquidity and Capital Resources

We have incurred losses since the inception of our business and as of April 30, 2023 we had an accumulated deficit of $8,275,826. As of April 30, 2023, the Company had cash balance of $463 and negative working capital of $1,007,963.

To date, we have funded our operations through short-term debt and equity financing. During the nine months ended April 30, 2023, the Company received $39,250, less $4,250 in expenses, in third party lending.

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

Delinquent Loans

Our third-party loan of $145,500 from GS Capital Partners funded in June 2021 is currently in default, though we have not been given a notice of such by the lender and are in negotiations to satisfy the obligation amicably.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Exchange Act that occurred during the quarter ended April 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Himalaya Technologies, Inc.

Date: June 16, 2023	/s/ Vikram Grover
Vikram Grover, President
(Principal Executive Officer)

Date: June 16, 2023	/s/ Vikram Grover
Vikram Grover, Chief Financial Officer
(Principal Financial and Accounting Officer)

