Form 10-K
period 2023-07-31
HIMALAYA TECHNOLOGIES, INC
filed 2023-10-27
CIK 1409624

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2023

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has fi led a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed fiscal year 2023, was $184,990.

As of October 27, 2023 there were 205,791,975 shares of common stock outstanding.

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

As used in this Annual Report on Form 10-K (the “Annual Report”), the terms “Himalaya,” “the Company,” “we,” “us” and “our” refer to Himalaya Technologies, Inc.

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

At July 31, 2023, the Company had one wholly owned subsidiary, KANAB CORP. The Company had one investment, Peer to Peer Network, Inc. (PTOP.)

KANAB CORP. is a development stage company targeting information services for the cannabis industry using its social site Kanab.Club (https://kanab.club/). We do not offer e-commerce services at this time or touch the cannabis plant and, given these matters, do not believe regulatory oversight or rules of law are a risk factor to our business.

On November 28, 2021 we executed a 19.9% stock purchase with GenBio, Inc. (“GenBio”; https://www.genbioinc.com/) a provider of nutraceutical products and services based on proprietary biotechnology that fight inflammation and high blood pressure. We issued 99,686 series B Preferred shares of stock for 2,036,188 common shares of GenBio, Inc., representing 19.9% ownership. Based on a stock price at closing of .0019 and 99,685,794 common stock equivalents, this valued the investment at $189,749. On May 16, 2023, we unwound our investment in GenBio, and subsequently received back 99,686 series B Preferred shares of stock.

On January 1, 2022, the Company executed a 19.9% stock purchase with The Agrarian Group LLC (“TAG”; http://www.theagrariangroup.com/), a provider of digital intelligence “AgtechDi” software designed from its granted patents to optimize the food supply chain by increasing food safety and profitability for growers who operate vertical farms, greenhouses, converted shipping containers, and other forms of controlled environment agriculture. TAG is focusing its technology on the broad produce market, but in the future may offer it to cannabis cultivators. TAG is a software platform and will never touch the cannabis plant, eliminating regulatory risk, in our view. Under the Investment Agreement, we issued TAG 99,686 Series B Preferred shares in exchange for 1,242,000 Class A Membership units of TAG. Based on a stock price at closing of .0012 and 99,868,000 common stock equivalents, this values the investment at $119,841. On April 3, 2023, we unwound our investment in TAG, and received back 99,686 series B Preferred shares of stock.

.

On June 12, 2023, we purchased 210,000,000 common shares of Peer-to-Peer Network (OTC: PTOP) from FOMO WORLDWIDE, INC. (OTC: FOMC) by issuing FOMO WORLDWIDE, INC. 1,680,000 of our Series A Preferred shares. The fair value of the PTOP shares received was $63,000, and the as if converted value of our Series A Preferred shares was $100,800. A loss of $37,800 was thus recorded on acquisition. At July 31, 2023, the value of the investment in PTOP was $21,000.

Our business plan included completing our social site Kanab.Club targeting health and wellness focused on the cannabis market, generating revenues from advertising and subscriptions, incorporating social media site into the site, and marketing our planned social sites including Goccha.net and Yinzworldwide.com.

The Company’s shareholder voting control is effectively controlled by its chairman and CEO, Vikram P. Grover, due to his ownership of (i) all 1,000,000 of the outstanding shares of the Company’s Series C Preferred Stock which has voting power of 100,000 votes per share, (ii) 4,777,777 shares of the Company’s Series A Preferred Stock directly (31.9% of that class’s outstanding shares) and 2,000,000 shares of the Company’s Series A Preferred Stock indirectly through a Company he controls (27.4%) which have 50 votes per share. and (iii) 247,094 shares of the Company’s Series B Preferred Stock directly (31.9% of that class’s outstanding shares) and 250,000 shares of the Company’s Series B Preferred Stock indirectly through a Company he controls (27.4%) which have 1,000 votes per share. With this voting power, Mr. Grover can determine the outcome of any matter put to a shareholder vote including taking corporate actions by shareholder consent.

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

Item 1A. Risk Factors.

Not applicable to smaller reporting companies

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

The Company’s headquarters is an office at 831 W North Ave., Pittsburgh, PA 15233.

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

Results of Operations

Year ended July 31, 2023 as compared to year ended July 31, 2022

Revenues. During the years ended July 31, 2023 and 2022, the Company had no revenues.

Cost of Revenues. During the years ended July 31, 2023 and 2022, the Company had no cost of revenues.

Operating Expenses. During the year ended July 31, 2023, the Company incurred operating expenses of $302,199 consisting primarily of shares issued for services and compensation expense. During the year ended July 31, 2022, the Company incurred operating expenses of $285,731 consisting primarily of shares issued for services and compensation expense. The increase in operating expenses in 2023 from 2022 was due primarily to shares and warrants issued for services.

Other Income (Expenses). During the year ended July 31, 2023, the Company incurred other income(expense) $(275,577) consisting of interest expense, derivative liability losses, investment losses, a gain on the sale of oil and gas properties and other income. During the year ended July 31, 2022, the Company incurred other income(expense) $88,692 consisting of interest expense, derivative liability gains and other income.

Net Losses. As a result of the above, the Company incurred a net loss of $577,776, for the year ended July 31, 2023, as compared to a net loss of $197,039 for the year ended July 31, 2022.

Liquidity and Capital Resources at July 31, 2023

We have incurred losses since inception of our business and at July 31, 2023, we had an accumulated deficit of $8,637,251. As of July 31, 2023, we had cash of $324 and negative working capital of $1,161,282.

To date, we have funded our operations through short-term debt and equity financing. During the year ended July 31, 2023, the Company received $50,815, less $20,863 in payments, from related parties, as well as $35,000 received from third parties.

Summary of Significant Accounting Policies

See Note 2 to the Consolidated Financial Statements included in Item 8 of this Annual Report.

Off-balance Sheet Arrangements

None.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

Not required under Regulation S-K for “smaller reporting companies.”

Item 8. Financial Statements and Supplementary Data.

Our audited consolidated financial statements are set forth below.

HIMALAYA TECHNOLOGIES, INC. and Subsidiary

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors

Himalaya Technologies, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Himalaya Technologies, Inc. (the Company) as of July 31, 2023 and July 31, 2022, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for each of the two years ended July 31, 2023, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of year ended July 31, 2023 and July 31, 2022, and the results of its operations and its cash flows for each of the two years ended July 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

Substantial doubt about the Company’s ability to continue as a going concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company had operating losses for each of the years ended July 31, 2023, and July 31, 2022, has an accumulated deficit as of July 31, 2023, and the Company has not completed its efforts to generate revenues to cover its operating costs. These factors raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee or the Company’s governance and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We have determined there are critical matters related to the Company’s convertible debentures.

As described in Notes 2, Summary of Significant Accounting Policies, and Note 7, Convertible Note Payables, to the consolidated financial statements, the Company had convertible debentures with attached warrants that required accounting considerations and significant estimates. The Company determined that variable conversion features with attached warrants issued in connection with certain convertible debentures required derivative liability classification. These variable conversion features were initially measured at fair value and subsequently have been remeasured to fair value at each reporting period. The Company determined the fair value of the embedded derivatives using the Black-Scholes-Merton option pricing model. The value of the embedded derivative liabilities related to the convertible debentures as of July 31, 2023 was $680,946. We identified the accounting considerations and related valuations, including the related fair value determinations of the embedded derivative liabilities of such as a critical audit matter. The principal considerations for our determination were: (1) the accounting consideration in determining the nature of the various features (2) the evaluation of the potential derivatives and potential bifurcation in the instruments, and (3) considerations related to the determination of the fair value of the various debt and equity instruments and the conversion features that include valuation models and assumptions utilized by management. An audit of these elements is especially challenging and requires auditor judgement due to the nature and extent of audit effort required to address these matters, including the extent of specialized skill or knowledge needed. Our audit procedures related to management’s conclusion on the evaluation and related valuation of embedded derivatives, included the following, among others: (1) evaluating the relevant terms and conditions of the various financings, (2) assessing the appropriateness of conclusions reached by the Company with respect to the accounting for the convertible debt, and the assessment and accounting for potential derivatives and (3) independently recomputing the valuations determined by Management.

We have served as the Company’s auditor since 2022.

Houston, Texas

October 27, 2023

PCAOB ID: 6771

Himalaya Technologies Inc

Consolidated Balance Sheets

	July 31,
	2023	2022

ASSETS

Current assets
Cash	$324	$4,141
Total current assets	324	4,141

Other assets:
Investment in oil and gas properties	-	-
Investments	21,000	309,590
Website design	14,651	13,338
Total other assets	35,651	322,928

Total assets	$35,975	$327,069

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Liabilities

Current liabilities
Accounts payable and accrued expenses	$277,478	$293,856
Derivative liability	680,946	440,766
Loan from shareholder	-	96,400
Loan from affiliate	41,157	38,222
Loans payable due to non-related parties, net	162,025	151,500
Total current liabilities	1,161,606	1,020,744

Total liabilities	1,161,606	1,020,744

Stockholders’ deficit
Common stock; $0.0001 par value authorized: 1,000,000,000 shares; issued and outstanding 186,878,572 and 147,201,861	18,688	14,720
Preferred stock Class A; $0.0001 par value authorized: 130,000,000 shares; issued and outstanding 8,457,777 and 0	846	-
Preferred stock Class B; $0.0001 par value authorized: 20,000,000 shares; issued and outstanding 518,730 and 536,876 respectively	52	54
Preferred stock Class C; $0.0001 par value authorized: 1,000,000 shares; issued and outstanding 1,000,000 and 1,000,000	100	100
Additional paid-in-capital	7,491,934	7,350,927
Accumulated deficit	(8,637,251)	(8,059,476)
Total stockholders’ deficit	(1,125,631)	(693,675)

Total liabilities and stockholders’ deficit	$35,975	$327,069

The accompanying notes are an integral part of these consolidated financial statements

Himalaya Technologies Inc

Consolidated Statement of Operations

	For the Years Ended July 31,
	2023	2022
Operating revenue	$-	$-
Cost of revenue	-	-
Gross profit	-	-

Operating expenses:
General and administrative	297,512	283,068
Amortization expense	4,687	2,663
	302,199	285,731

Loss from operations	(302,199)	(285,731)

Other income (expenses)
Interest expense	(33,630)	(22,986)
Derivative expense	(64,937)	-
Change in derivative liability	(209,603)	111,125
Investment loss	(79,800)	-
Gain on sale of oil and gas properties	112,000	-
Other income	393	553
Total other income (expenses)	(275,577)	88,692

Loss before income taxes	(577,776)	(197,039)

Provision for income taxes	-	-

Net income (loss)	$(577,776)	$(197,039)

Net income (loss) per share, basic and diluted	$(0.00)	$(0.00)

Weighted average common equivalent share outstanding, basic and diluted	157,911,455	130,845,920

The accompanying notes are an integral part of these consolidated financial statements

Himalaya Technologies Inc

Consolidated Statement of Stockholders’ Deficit

	Common Stock		Preferred Stock
			Class A		Class B		Class C		Additional		Total
	Number	No	Number	$0.0001	Number	$0.0001	Number	$0.0001	paid-in	Accumulated	stockholders’
	of Shares	par value	of Shares	par value	of Shares	par value	of Shares	par value	capital	deficit	deficit
Balance, July 31, 2021	97,734,883	$9,773	-	$-	300,000	$30	1,000,000	$100	$6,709,111	$(7,862,437)	$(1,143,423)

Conversion of convertible debt	49,466,978	4,947	-	-	-	-	-	-	123,050	-	127,997
Shares issued for services	-	-	-	-	22,000	2	-	-	39,198	-	39,200
Shares issued for accrued compensation	-	-	-	-	15,504	2	-	-	79,998	-	80,000
Shares issued for investment	-	-	-	-	199,372	20	-	-	309,570	-	309,590
Recognition of warrants	-	-	-	-	-	-	-	-	90,000	-	90,000
Net income	-	-	-	-	-	-	-	-	-	(197,039)	(197,039)

Balance, July 31, 2022	147,201,861	14,720	-	-	536,876	54	1,000,000	100	7,350,927	(8,059,476)	(693,675)

Shares issued for accrued compensation	-	-	4,777,777	478	81,590	8	-	-	159,514	-	160,000
Recognition of warrants	-	-	-	-	-	-	-	-	90,000	-	90,000
Conversion of warrants	-	-	2,000,000	200	-	-	-	-	9,800	-	10,000
Conversion of convertible debt	39,676,711	3,968	-	-	-	-	-	-	60,641	-	64,609
Recission of investment in TAG	-	-	-	-	(99,686)	(10)	-	-	(119,830)	-	(119,840)
Recission of investment in GenBio	-	-	-	-	(99,686)	(10)	-	-	(189,739)	-	(189,749)
Acquisition of investment in PTOP	-	-	1,680,000	168	-	-	-	-	100,632	-	100,800
Shares issued for debt forgiveness and advisory fees	-	-	-	-	100,000	10	-	-	29,990	-	30,000
Net loss	-	-	-	-	-	-	-	-	-	(577,776)	(577,776)

Balance, July 31, 2023	186,878,572	$18,688	8,457,777	$846	518,730	$52	1,000,000	$100	$7,491,934	$(8,637,252)	$(1,125,631)

The accompanying notes are an integral part of these consolidated financial statements

Himalaya Technologies Inc

Consolidated Statement of Cash Flows

	For the Years Ended July 31,
	2023	2022
Cash flows provided by (used for) operating activities:
Net income (loss)	$(577,776)	$(197,039)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Amortization expense	4,687	2,663
Gain on sale of oil and gas properties	(112,000)	-
Change in derivative liability	209,603	(111,125)
Derivative expense	64,937	-
Amortization of debt discount	4,075	-
Shares/ Warrants issued for services	90,000	129,200
Shares issued for advisory fees	12,983
Loss on investments	79,800
Increase (decrease) in assets and liabilities:
Accounts payable	131,367	147,002
Accrued interest on loans payable	29,555	-

Net cash used for operating activities	(62,769)	(29,299)

Cash flows provided by (used for) Investing activities
Payment of Website Design	(6,000)	(5,800)

Net cash provided by (used for) investing activities	(6,000)	(5,800)

Cash flows provided by (used for) Financing activities
Payment of related party loan	(20,863)	(600)
Proceeds from loan from affiliate	50,815	11,222
Proceeds from non-related loans	35,000	-

Net cash provided by (used for) financing activities	64,952	10,622

Net (decrease) increase in cash	(3,817)	(24,477)
Cash, beginning of year	4,141	28,618

Cash, end of year	$324	$4,141

Supplemental disclosure of cash flow information
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-
Preferred stock issued for accrued compensation	$140,000	$-
Common stock issued for debt	$64,609	$761,456
Conversion of warrants	$10,000	$-
Recission of investment in TAG	$119,841	$761,456
Recission of investment in GenBio	$189,749	$761,456

The accompanying notes are an integral part of these consolidated financial statements

Himalaya Technologies, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2023 AND 2022

Note 1 – ORGANIZATION

Himalaya Technologies, Inc. (the “Company”) was incorporated under the laws of the State of Nevada on July 8, 2003. The Company’s principal historical activities had been the acquisition of a mineral property in the State of New Mexico. During the fiscal year ended July 31, 2010, the Company began to acquire working interests in a seismic exploration program as well as a drilling program in crude oil and natural gas properties in Oklahoma. Prior to July 31, 2019 the Company discontinued the exploration and drilling in Oklahoma and New Mexico. The Company had leases on two properties that were fully depleted prior to July 31, 2022. Over the past few years, the company generated approximately $1,500 per year of net revenue from these leases. During the year ended July 31, 2023, the Company reached an agreement with the Company’s prior CEO to distribute the oil leases in payment of loan from shareholder.

On June 28, 2021 the Company amended its Articles of Incorporation to change the name of the Company to “Himalaya Technologies, Inc.” from Homeland Resources Ltd.

The Company’s business plan includes completing its’ social site Kanab.Club targeting health and wellness based on the cannabis market, generating revenues from advertising and subscriptions, incorporating social media site into the site.

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

Consolidation

The consolidated financial statements include the accounts and operations of the Company, and its wholly owned subsidiary, KANAB CORP. All intercompany transactions and accounts have been eliminated in the consolidation.

Cash

Cash consists of deposits in two large national banks in the United States. The Company has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in bank accounts.

Himalaya Technologies, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2023 AND 2022

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

Assets and liabilities measured at fair value are as follows as of July 31, 2023:

	Total	Level 1	Level 2	Level 3
Assets
Investments	21,000	21,000	-	-
Total assets measured at fair value	21,000	21,000	-	-

Liabilities
Derivative liability	680,946	-	-	680,946
Total liabilities measured at fair value	680,946			680,946

Himalaya Technologies, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2023 AND 2022

Assets and liabilities measured at fair value are as follows as of July 31, 2022:

	Total	Level 1	Level 2	Level 3
Assets
Total assets measured at fair value

Liabilities
Derivative liability	440,766			440,766
Total liabilities measured at fair value	440,766			440,766

Earnings Per Share (EPS)

Basic EPS is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS is computed similar to basic net income per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if all the potential common shares, warrants and stock options had been issued and if the additional common shares were dilutive. Diluted EPS assumes that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method for the outstanding options and the if-converted method for the outstanding convertible preferred shares. Under the treasury stock method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. Under the if-converted method, convertible outstanding instruments are assumed to be converted into common stock at the beginning of the period (or at the time of issuance, if later). During the fiscal years ended July 31, 2023 and 2022, the Company generated no revenues and incurred substantial losses, of which the vast majority were due to mostly non-cash charges for accrued interest, penalties and derivative charges related to convertible debt instruments. Therefore, the effect of any common stock equivalents on EPS is anti-dilutive during those periods.

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

Himalaya Technologies, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2023 AND 2022

On July 31, 2023 and 2022, the Company had not taken any significant uncertain tax positions on its tax returns for the period ended July 31, 2023 and prior years or in computing its tax provisions for any years. Prior management considered its tax positions and believed that all of the positions taken by the Company in its Federal and State tax returns were more likely than not to be sustained upon examination. The Company is subject to examination by U.S. Federal and State tax authorities from inception to present, generally for three years after they are filed. New management, which took control of the Company on June 21, 2021, is currently evaluating prior management’s decision to not file federal tax returns and plans on filing past returns and related 1099 filings for compensation paid to prior management, employees, consultants, contractors and affiliates. The Company does not believe it has a material tax liability due to its operating losses in these periods but is preparing tax filings to bring itself current as it completes and moves forward on announced mergers and acquisitions.

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

Himalaya Technologies, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2023 AND 2022

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

During the year ended July 31, 2023, the Company reached an agreement with its former CEO to sell the Company’s interest in all of its crude oil and natural gas properties. The interest was sold on or around November 8, 2022.

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

Himalaya Technologies, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2023 AND 2022

Derivative Liabilities

The Company assessed the classification of its derivative financial instruments as of July 31, 2023 and 2022, which consist of convertible instruments and warrants in the Company’s common stock and determined that such derivatives meet the criteria for liability classification under ASC 815.

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

Recently Issued Accounting Pronouncements

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

Himalaya Technologies, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2023 AND 2022

Note 3 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate the continuation of the Company as a going concern. The Company reported an accumulated deficit of $8,637,251 as of July 31, 2023. The Company also had negative working capital of $1,161,282 on July 31, 2023 and had operating losses of $302,199 and $285,731 for the years ended July 31, 2023 and 2022, respectively. To date, these losses and deficiencies have been financed principally through the issuance of common stock, loans from related parties and loans from third parties.

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

The following summarizes the acquired intangible assets:

	July 31,	July 31,
	2023	2022
Intangible assets	$23,800	$17,800
Accumulated amortization	(9,149)	(4,462)
	$14,651	$13,338

Note 5 - INVESTMENTS

On November 28, 2021 the Company executed a 19.9% stock purchase with GenBio, Inc. (“GenBio”) a provider of nutraceutical products and services based on proprietary biotechnology that fight inflammation and high blood pressure. The Company issued 99,686 series B Preferred shares of stock for 2,036,188 common shares of GenBio, Inc., representing 19.9% ownership. Based on a stock price at closing of .0019 and 99,685,794 common stock equivalents, this valued the investment at $189,749. On May 16, 2023, the Company unwound its investment in GenBio, and subsequently received back 99,686 series B Preferred shares of stock.

Himalaya Technologies, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2023 AND 2022

On January 1, 2022, the Company executed a 19.9% stock purchase with The Agrarian Group LLC (“TAG”), a provider of digital intelligence “AgtechDi” software designed from its granted patents to optimize the food supply chain by increasing food safety and profitability for growers who operate vertical farms, greenhouses, converted shipping containers, and other forms of controlled environment agriculture. TAG is focusing its technology on the broad produce market, but in the future may offer it to cannabis cultivators. TAG is a software platform and will never touch the cannabis plant, eliminating regulatory risk, in our view. Under the Investment Agreement, the Company issued TAG 99,686 Series B Preferred shares in exchange for 1,242,000 Class A Membership units of TAG. Based on a stock price at closing of .0012 and 99,868,000 common stock equivalents, this values the investment at $119,841. On April 3, 2023, the Company unwound its’ investment in TAG, and received back 99,686 series B Preferred shares of stock.

On June 12, 2023, the Company purchased 210,000,000 common shares of Peer-to-Peer Network (OTC: PTOP) from FOMO WORLDWIDE, INC. (OTC: FOMC) by issuing FOMO WORLDWIDE, INC. 1,680,000 Series A Preferred shares. The fair value of the PTOP shares received was $63,000, and the as if converted value of our Series A Preferred shares was $100,800. A loss of $37,800 was thus recorded on acquisition. At July 31, 2023, the value of the investment in PTOP was $21,000.

The following summarizes the Company’s investments:

	July 31,
	2023	2022
GenBio, Inc.	$-	$189,749
The Agrarian Group LLC	-	119,841
Peer to Peer Network	21,000	-
	$21,000	$309,590

Note 6 – LOANS PAYABLE DUE TO RELATED PARTIES

As of July 31, 2023 and 2022, the Company’s former chief executive officer had an outstanding balance of $0 and $96,400, respectively. The loan was non-interest bearing and due on demand. The loan was retired during the year ended July 31, 2023 through the sale of the Company’s oil and gas interests to the note holder.

On June 28, 2021, the Company received a loan of $25,000 from FOMO WORLWIDE, INC. (“FOMO”), a related party. At July 31, 2023 and 2022, the loan balance was $58,174 and $38,222, respectively. The convertible note for FOMO WORLDWIDE, INC. converts at a price of 30% of the average of the two lowest trading prices for the twenty (20) days prior to and including the date of notice of conversion. The number of shares that the loan can be converted into depends on the trading price at the time of conversion. The convertible note was originally due on December 25, 2021. This maturity has been extended, most recently on October 10, 2022, to December 31, 2023 and FOMO waived all default provisions under section 8 (a) through (n). All other provisions of the loan remain in effect.

On May 10, 2023, the Company sold 100% of KANAB CORP. from Himalaya for partial forgiveness of $17,017 loaned to the business on June 28, 2021 and as amended on November 9, 2021 and September 1, 2022. The transaction was subsequently unwound on June 15, 2023 thereby returning 100% of KANAB CORP. to the Company. The loan reduction remained, and the Company issued 100,000 Series B Preferred stock for the return of Kanab Club.

Himalaya Technologies, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2023 AND 2022

Note 7 - CONVERTIBLE NOTE PAYABLES

The Company had convertible note payables with two third parties with stated interest rates ranging between 10% and 12% and 22% default interest not including penalties. These notes have a conversion feature such that the Company could not ensure it would have adequate authorized shares to meet all possible conversion demands; accordingly, the conversion option has been treated as a derivative liability in the accompanying financial statements. As of July 31, 2023, the Company had the following third-party convertible notes outstanding:

Lender	Origination	Maturity	July 31, 2023	July 31, 2022	Interest

GS Capital Partners LLC	6/29/21	6/29/22	$145,500	$151,500	24%
1800 Diagonal Lending LLC	8/15/22	8/15/23	16,700	-	8%
			162,200	$151,500

The convertible note for GS Capital Partners LLC converts at a price of 60% of the lowest trading price for the twenty (20) days prior to and including the date of notice of conversion. The number of shares that the loan can be converted into depends on the trading price at the time of conversion. At July 31, 2023, the note theoretically would convert into 404,166,667 common shares.

On August 15, 2022, the Company entered into a convertible note agreement 1800 Diagonal Lending LLC for $39,250, due on August 15, 2023 and bearing interest at 8%. The convertible note is convertible at 61% multiplied by the lowest trading price for the common stock during the ten-trading day period ending on the latest complete trading day prior to the conversion date. At July 31, 2023, the note theoretically would convert into 34,221,311 common shares.

In connection with the convertible note with 1800 Diagonal Lending LLC, the note contained an original issue discount (“OID”) of $4,250. During the year ended July 31, 2023, $4,075 of this discount has been amortized as interest expense.

During the year ended July 31, 2023, third-party lenders converted $64,609 of principal and interest into 39,676,711 shares of common stock.

During the year ended July 31, 2022, third-party lenders converted $127,997 of principal and interest into 49,466,978 shares of common stock.

The variables used for the Black-Scholes model are as listed below:

	July 31,2023	July 31, 2022

●	Volatility: 333%	Volatility: 355%

●	Risk free rate of return: 5.40%	Risk free rate of return: 2.98%

●	Expected term: 1 year	Expected term: 1 year

Note 8 – INCOME TAXES

The Company did not file its federal tax returns for fiscal years from 2012 through 2022. Management at year-end 2023 and 2022 believed that it should not have any material impact on the Company’s financials because the Company did not have any tax liabilities due to net loss incurred during these years.

Based on the available information and other factors, management believes it is more likely than not that any potential net deferred tax assets on July 31, 2023 and 2022 will not be fully realizable.

Himalaya Technologies, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2023 AND 2022

Note 9 – STOCKHOLDERS ‘EQUITY

Common Stock

During the year ended July 31, 2023, third-party lenders converted $64,609 of principal and interest into 39,676,711 shares of common stock.

During the year ended July 31, 2022, third-party lenders converted $127,997 of principal and interest into 49,466,978 shares of common stock.

Preferred Stock

The preferred shares are in three classes:

●	Class A shares which, 130,000,000 authorized are convertible into 50 shares of common shares for each share, these shares have voting rights of 1 vote per share. At July 31, 2023 and 2022, there were 8,457,777 and 0 shares issued and outstanding which equates into 422,888,850 and 0 votes, respectively.

●	Class B shares, 20,000,000 authorized, which are convertible into 1,000 shares of common shares for each share, these shares have voting rights of 1,000 votes per share. At July 31, 2023 and 2022, there were 518,730 and 536,876 shares issued and outstanding which equates into 518,730,000 and 536,876,000 votes, respectively.

●	Class C shares, 1,000,000 authorized, which are convertible into 1 share of common shares for each share. These shares have voting rights of 100,000 votes per share. At July 31, 2023 and 2022 there were 1,000,000 shares outstanding which equates into 100,000,000,000 votes. These shares represent the controlling votes of the Company. These shares are all issued to the Company CEO. There are 99,000,000 shares of preferred shares authorized that have not been assigned a class at this time for future requirements.

During the year ended July 31, 2023, the Company issued 4,777,777 shares of Class B Preferred and 81,590 shares of Class B Preferred to the Company’s CEO for the conversion of accrued compensation of $160,000.

During the year ended July 31, 2023, the Company issued 1,680,000 of Series A Preferred shares to acquire 210,000,000 common shares of Peer to Peer Network (OTC: PTOP) from FOMO WORLDWIDE, INC. (OTC: FOMC). The fair value of the PTOP shares received was $63,000, and the as if converted value of our Series A Preferred shares was $100,800. A loss of $37,800 was thus recorded on acquisition.

During the year ended July 31, 2023, the Company agreed for the unwinding of its investment in TAG. As such, the Company returned its membership interests and TAG agreed to return 99,686 shares of Series B Preferred shares to the Company.

During the year ended July 31, 2023, the Company unwound its investment in TAG, and received back 99,686 series B Preferred shares of stock.

During the year ended July 31, 2023, issued 100,000 Series B Preferred stock to FOMO WORLDWIDE for partial forgiveness of monies loaned to the business.

During the year ended July 31, 2022, the Company issued 22,000 shares of Class B Preferred for services. These shares were valued at the value of the as-if converted common shares on the date of issuance.

Himalaya Technologies, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2023 AND 2022

During the year ended July 31, 2022, the Company issued 15,504 shares of Class B Preferred to the Company’s CEO for the conversion of accrued compensation of $80,000.

On November 28, 2021 the Company issued 99,686 series B preferred shares of its stock for 2,036,188 common shares of GenBio, Inc., representing 19.9% ownership. GenBio, Inc is a biotechnology company that researches natural products that act on new molecular pathways, primarily to suppress inflammation at critical points in these biochemical pathways. This investment was unwound in during the three months ended July 31, 2023.

On January 1, 2022, the Company issued 99,686 series B preferred shares of its’ stock for 1,242,000 Member Interests of The Agrarian Group, LLC (“TAG”) representing 19.9% ownership. This investment was unwound in during the three months ended July 31, 2023.

Warrants

On June 22, 2021, the Company issued 50,000,000 warrants with a five-year expiration and $.0001 exercise price to FOMO CORP. as a deposit for the purchase of KANAB CORP. The warrants were canceled and reissued during the year ended July 31, 2023.

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

During the quarter ended April 30, 2023, FOMO Advisors, LLC exercised 100,000,000 warrants to purchase two million (2,000,000) Series A Preferred shares of the Company which convert 1-50 into common stock and vote on an as converted basis. For the purchase, FOMO used $10,000 consideration of its credit line made available to us since June 2021.

The following are the assumptions utilized in valuing the warrants:

Volatility	465%
Expected life	5 years
Risk free rate	3%
Dividend yield	0%

Himalaya Technologies, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2023 AND 2022

The following table sets forth common share purchase warrants outstanding as of July 31, 2023 and 2022:

		Weighted Average	Intrinsic
	Warrants	Exercise Price	Value
Outstanding, July 31, 2021	65,000,000	0.0024	430,000

Warrants granted	-	-	-
Warrants exercised	-	-	-
Warrants forfeited	-	-	-

Outstanding, July 31, 2022	65,000,000	0.0024	105,000

Warrants granted	-	-	-
Warrants exercised	(50,000,000)	-	-
Warrants forfeited	-	-	-

Outstanding, July 31, 2023	15,000,000	$0.0024	$-

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

During the years ended July 31, 2023 and 2022, the Company accrued $120,000 and $120,000 in compensation expense under this agreement, all of which has been converted into Series A Preferred stock and Series B Preferred stock.

Note 11 – SALE OF OIL AND GAS INTERESTS

On November 8, 2022, the Company reached an agreement with its former CEO to sell the Company’s interest in all of its crude oil and natural gas properties for $112,000, representing the amounts due to the Company’s prior CEO under loans and accrued compensation. The Company recognized a gain of $112,000 on the sale.

Note 12 – SUBSEQUENT EVENTS

Subsequent to July 31, 2023, 1800 Diagonal Lending LLC converted debt of $4,500 into 9,183,673 shares of the Company’s common stock.

On September 8, 2023, our CEO Vikram Grover converted $10,000 of accrued compensation into 333,333 Series A Preferred shares.

On September 26, 2023, our CEO Vikram Grover converted $5,000 of accrued compensation into 142,857 Series A Preferred shares.

On September 28, 2023, 1800 Diagonal Lending LLC converted debt of $3,600 into 9,729,730 shares of the Company’s common stock.

On September 28, 2023, our CEO Vikram Grover converted $2,500 of accrued compensation into 62,500 Series A Preferred shares.

On October 2, 2023, our CEO Vikram Grover converted $2,500 of accrued compensation into 68,571 Seres A Preferred shares.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (our principal executive, financial and accounting officer), of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 as of the end of the period covered by this report. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that there were material weaknesses in our internal controls over Financial reporting as of July 31, 2023 and they were therefore not effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 was recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. The material weaknesses in our controls and procedure were a lack adequate staffing and supervision within the accounting operations of our Company. Management does not believe that any of these weaknesses materially affected the results and accuracy of its financial statements. However, in view of this discovery of such weaknesses, management has begun a review to improve them.

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

Management’s assessment of the effectiveness of the small business issuer’s internal control over financial reporting is as of the year ended July 31, 2023. We believe that internal controls over financial reporting as set forth above shows some weaknesses and are not effective. We have identified certain weaknesses considering the nature and extent of our current operations and any risks or errors in financial reporting under current operations.

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

Name	Age	Position(s)
Vikram Grover	54	Chairman, CEO, President, CFO, Secretary

Vikram Grover has 29 years-experience on Wall Street as an equity research analyst, investment banker and consultant that has been advising, financing, and launching businesses for several years. He has worked at Thomas Weisel Partners Group, Inc. (now Stifel Nicolaus), Needham & Co., Source Capital Group, Inc. and Kaufman Bros., LLC in various capacities ranging from Director of Research, Senior Managing Director Investment Banking, and Managing Director Equity Research covering Telecommunications, Media, and Technology (TMT) companies. Prior to Himalaya Technologies, Inc. he was CEO of the first publicly traded eSports social site and tournament platform, Good Gaming. He is also the CEO of FOMO WORLDWIDE, INC. Mr. Grover has a Master of Science in Management (“MSM”) from the Georgia Institute of Technology (“Georgia Tech”), a BA in Marketing from the University of California San Diego (“UCSD”) and is a Chartered Financial Analyst (“CFA”).

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

Code of Ethics

As of the date of this Report, the Company had not adopted a Code of Ethics applicable to our principal executive officer and principal financial officer. The Company intends to adopt one in the current fiscal year ending July 31, 2024.

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

The following table summarizes all compensation recorded by us in 2021 and 2020 for our Chief Executive Officer, who is are only executive officer.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)

Vikram Grover, CEO	2023	120,000	0	0	0	0	0	0	120,000
	2022	120,000	0	0	0	0	0	0	120,000

Employment Agreement

The Company has an employment agreement with its Chief Executive Officer, Vikram Grover, effective August 1, 2021, compensating him $10,000 per month, including $5,000 in cash compensation if the Company is not current and $5,000 in cash compensation if current with its Exchange Act, with the balance due in restricted Series B Preferred shares. During 2023 and 2022, Mr. Grover converted $160,000 and $80,000 of his accrued compensation into Series A and B Preferred shares, respectively leaving amounts due to him on July 31, 2023 at $0.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of the date of this Annual Report, certain information with respect to the Company’s common stock owned of record or beneficially by (a) each director and executive officer of the Company; (b) each person who owns beneficially more than five percent (5%) of each class of the Company’s outstanding common stock; and (c) all directors and executive officers as a group. The address of each of these individuals are c/o the Company, 831 W North Ave., Pittsburgh, PA 15233.

	Class A Preferred Shares common shares beneficially owned	Percentage of beneficially owned [2]
Name and Address of Beneficial Owners [1]
Vikram P. Grover	238,888,850	37.99%
FOMO Corp.	184,000,000	29.26%
All beneficial holders as group (4 persons or entities)	422,888,850	67.26%

(1)	Represents shares of common stock issuable upon conversion of Series A Preferred Shares. Holders of Series A Preferred Shares vote on all matters presented to stockholders for a vote on an “as converted” basis together with our common stock as a single class, except as required by law.

(2)	Unless otherwise indicated, based on 205,791,975shares of common stock issued and outstanding as of the date of this Annual Report. Shares of common stock subject to options or warrants currently exercisable or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage of the person holding such options or warrants but are not deemed outstanding for the purposes of computing the percentage of any other person.

	Class B Preferred Shares common shares beneficially owned	Percentage of beneficially owned [2]
Name and Address of Beneficial Owners [1]
Vikram P. Grover	234,594,000	33.98%
FOMO Corp.	250,000,000	36.21%
All beneficial holders as group (4 persons or entities)	484,594,000	70.19%

(1)	Represents shares of common stock issuable upon conversion of Series B Preferred Shares. Holders of Series B Preferred Shares vote on all matters presented to stockholders for a vote on an “as converted” basis together with our common stock as a single class, except as required by law.

(2)	Unless otherwise indicated, based on 205,791,975 shares of common stock issued and outstanding as of the date of this Annual Report. Shares of common stock subject to options or warrants currently exercisable or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage of the person holding such options or warrants but are not deemed outstanding for the purposes of computing the percentage of any other person.

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

Item 14. Principal Accountant Fees and Services.

Victor Mokuolu, CPA PLLC is our independent registered public accounting firm for the years ended July 31, 2023 and 2022.

	Year ended July 31,
	2023	2022
Audit Fees	$12,500	$6,500

Audit-Related Fees	$-0-	$-0-

Tax Fees	$-0-	$-0-

All Other Fees	$-0-	$-0-

Pre-Approval Policy

Our Board preapproved all services provided by our independent registered public accounting firm. For any non-audit or non-audit related services, the Board must conclude that such services are compatible with their independence as our independent registered public accounting firm.

PART IV

Item 15. Financial Statements and Exhibits.

(a)	The following documents are filed as part of this Report:

(1)	Financial Statements. The following consolidated financial statements and the report of our independent registered public accounting firm are filed as “Item 8. Financial Statements and Supplementary Data” of this Report:

Reports of Independent Registered Public Accounting Firms (PCAOB ID: 6771)

Consolidated Balance Sheets as of July 31, 2023 and 2022

Consolidated Statements of Operations for the years ended July 31, 2023 and 2022

Consolidated Statements of Stockholders’ Deficiency for the years ended July 31, 2023 and 2022

Consolidated Statements of Cash Flows for the years ended July 31, 2023 and 2022

Notes to Consolidated Financial Statements July 31, 2023 and 2022

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

*** Incorporated by Reference to the exhibit to the Registrant’s Form 8-K/A filed June 1, 2022.

**** Incorporated by Reference to the exhibit to the Registrant’s Form 8-K filed August 22, 2022

*****Incorporated by Reference to exhibit 10.1 to the Registrant’s Form 8-K filed July 6, 2021.

****** Incorporated by Reference to exhibit 10.1 to the Registrant’s Form 8-K/A filed November 2, 2022.

Item 16. Form 10-K Summary

None.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 27th day of October 2023.

HIMALAYA TECHNOLOGIES, INC.

By:	/s/ Vikram Grover
Vikram Grover, Chief Executive Officer and sole Director (Principal Executive, Financial and Accounting Officer)

