Form 10-Q
period 2023-10-31
HIMALAYA TECHNOLOGIES, INC
filed 2023-12-20
CIK 1409624

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended October 31, 2023

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

625 Stanwix St. #2504, Pittsburgh, PA 15222

(Address of principal executive offices)

(347) 323-9581

(Registrant’s telephone number, including area code)

831 W North Ave., Pittsburgh, PA 15233

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

The number of shares of Common Stock (.0001 par value) of the registrant outstanding was 233,203,037 at December 20, 2023.

HIMALAYA TECHNOLOGIES, INC.

QUARTERLY REPORT ON FORM 10-Q FOR THE PERIOD ENDED OCTOBER 31, 2023

2

PART I

ITEM 1. FINANCIAL STATEMENTS

HIMALAYA TECHNOLOGIES, INC.

Himalaya Technologies Inc

Condensed Consolidated Balance Sheets

(Unaudited)

	October 31,	July 31,
	2023	2023
ASSETS

Current assets
Cash	$235	$324
Total current assets	235	324

Other assets:
Investments	21,000	21,000
Website design	13,448	14,651
Total other assets	34,448	35,651

Total assets	$34,683	$35,975

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Liabilities

Current liabilities
Accounts payable and accrued expenses	$283,917	$277,478
Derivative liability	449,790	680,946
Loan from affiliate	45,319	41,157
Loans payable due to non-related parties, net	154,247	162,025
Total current liabilities	933,273	1,161,606

Total liabilities	933,273	1,161,606

Stockholders’ deficit
Common stock; $0.0001 par value authorized: 1,000,000,000 shares; issued and outstanding 205,791,975 and 186,878,572	20,579	18,688
Preferred stock Class A; $0.0001 par value authorized: 130,000,000 shares; issued and outstanding 9,398,371 and 8,457,777	940	846
Preferred stock Class B; $0.0001 par value authorized: 20,000,000 shares; issued and outstanding 518,730 and 518,730	52	52
Preferred stock Class C; $0.0001 par value authorized: 1,000,000 shares; issued and outstanding 1,000,000 and 1,000,000	100	100
Additional paid-in-capital	7,818,503	7,491,934
Accumulated deficit	(8,738,764)	(8,637,251)
Total stockholders’ deficit	(898,590)	(1,125,631)

Total liabilities and stockholders’ deficit	$34,683	$35,975

The accompanying notes are an integral part of these consolidated financial statements

Himalaya Technologies Inc

Condensed Consolidated Statement of Operations

(Unaudited)

	For the Three Months Ended October 31,
	2023	2022
Operating revenue	$-	$-
Cost of revenue	-	-
Gross profit	-	-

Operating expenses:
General and administrative	294,717	80,599
Amortization expense	1,203	1,118
	295,920	81,717

Loss from operations	(295,920)	(81,717)

Other income (expenses)
Interest expense	(6,693)	(7,354)
Derivative expense	(14,541)	(64,937)
Change in derivative liability	215,629	(29,491)
Other income	12	156
Total other income (expenses)	194,407	(101,626)

Income (loss) before income taxes	(101,513)	(183,343)

Provision for income taxes	-	-

Net income (loss)	$(101,513)	$(183,343)

Net income (loss) per share, basic and diluted	$(0.00)	$(0.00)

Weighted average common equivalent share outstanding, basic and diluted	199,352,612	147,201,861

The accompanying notes are an integral part of these consolidated financial statements

Himalaya Technologies Inc

Condensed Consolidated Statement of Stockholders’ Deficit

(Unaudited)

	Common Stock		Preferred Stock
			Class A		Class B		Class C
	Number of Shares	No par value	Number of Shares	$0.0001 par value	Number of Shares	$0.0001 par value	Number of Shares	$0.0001 par value	Additional paid-in capital	Accumulated deficit	Total stockholders’ deficit
Balance, July 31, 2023	186,878,572	$18,688	8,457,777	$846	518,730	$52	1,000,000	$100	$7,491,934	$(8,637,251)	$(1,125,631)

Shares issued for accrued compensation	-	-	940,594	94	-	-	-	-	29,906	-	30,000
Conversion of convertible debt	18,913,403	1,891	-	-	-	-	-	-	36,279	-	38,170
Recognition of warrants	-	-	-	-	-	-	-	-	260,384	-	260,384
Net income	-	-	-	-	-	-	-	-	-	(101,513)	(101,513)

Balance, October 31, 2023	205,791,975	$20,579	9,398,371	$940	518,730	$52	1,000,000	$100	$7,818,503	$(8,738,764)	$(898,590)

Balance, July 31, 2022	147,201,861	$14,720	-	$-	536,876	$54	1,000,000	$100	$7,350,927	$(8,059,476)	$(693,675)

Shares issued for accrued compensation	-	-	-	-	9,090	1	-	-	39,999	-	40,000
Recognition of warrants	-	-	-	-	-	-	-	-	22,500	-	22,500
Net income	-	-	-	-	-	-	-	-	-	(183,343)	(183,343)

Balance, October 31, 2022	147,201,861	$14,720	-	$-	545,966	$55	1,000,000	$100	$7,413,426	$(8,242,819)	$(814,518)

The accompanying notes are an integral part of these consolidated financial statements

Himalaya Technologies Inc

Condensed Consolidated Statement of Cash Flows

(Unaudited)

	For the Three Months Ended October 31,
	2023	2022
Cash flows provided by (used for) operating activities:
Net income (loss)	$(101,513)	$(183,343)
Adjustments to resoncile net loss to net cash provided by (used for) operating activities:
Amortization expense	1,203	1,118
Change in derivative liability	(215,629)	29,491
Derivative expense	-	64,937
Amortization of debt discount	175	897
Shares/ Warrants issued for services	260,384	22,500
Increase (decrease) in assets and liabilities:
Accounts payable	44,611	33,831
Accrued interest on loans payable	6,518	6,457

Net cash used for operating activities	(4,251)	(24,112)

Cash flows provided by (used for) Investing activities
Payment of Website Design	-	(6,000)

Net cash used for investing activities	-	(6,000)

Cash flows provided by (used for) Financing activities
Payment of related party loan	-	(12,932)
Proceeds from loan from affiliate	4,162	13,000
Proceeds from non-related loans	-	35,000

Net cash provided by financing activities	4,162	35,068

Net (decrease) increase in cash	(89)	4,956
Cash, beginning of period	324	4,141

Cash, end of period	$235	$9,097

Supplemental disclosure of cash flow information
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-
Preferred stock issued for accrued compensation	$30,000	$20,000
Common stock issued for debt	$38,170	$-

The accompanying notes are an integral part of these consolidated financial statements

Himalaya Technologies, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

OCTOMBER 31, 2023 AND 2022

(UNAUDITED)

Note 1 – ORGANIZATION

Himalaya Technologies, Inc. (the “Company”) was incorporated under the laws of the State of Nevada on July 8, 2003. The Company’s principal historical activities had been the acquisition of a mineral property in the State of New Mexico. During the fiscal year ended July 31, 2010, the Company began to acquire working interests in a seismic exploration program as well as a drilling program in crude oil and natural gas properties in Oklahoma. Prior to July 31, 2019 the Company discontinued the exploration and drilling in Oklahoma and New Mexico. The Company previously had leases on two properties that were fully depleted prior to July 31, 2021. Over the past few years, the company generated approximately $1,500 per year of net revenue from these leases. During the year ended July 31, 2023, the Company reached an agreement with the Company’s prior CEO to distribute the oil leases in payment of loan from shareholder.

On June 28, 2021 the Company amended its Articles of Incorporation to change the name of the Company to “Himalaya Technologies, Inc.” from “Homeland Resources Ltd.”

The Company’s business plan includes completing its subsidiary KANAB CORP.’s social site Kanab.Club (https://www.kanab.club/) targeting health and wellness, generating revenues on the site from advertising and subscriptions, incorporating other features into the site, and investing in other growth opportunities as they arise. Since quarter end, we have decided to reskin the site for mainstream social media under the brand “Goccha!” and exit the cannabis information market.

Note 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) and applicable rules and regulations of the U.S. Securities and Exchange Commission (SEC) regarding interim financial reporting. Accordingly, they do not include all disclosures normally required in annual consolidated financial statements prepared in accordance with GAAP. Therefore, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2023.

In management’s opinion, these unaudited condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the Company’s financial position as of October 31, 2023 and the results of operations and cash flows for the three months ended October 31, 2023 and 2022. The results of operations for the three months ended October 31, 2023 are not necessarily indicative of the results to be expected for the full year or any other future interim or annual period.

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

OCTOBER 31, 2023 AND 2022

(UNAUDITED)

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

Assets and liabilities measured at fair value are as follows as of October 31, 2023:

	Total	Level 1	Level 2	Level 3
Assets
Investments	21,000	21,000	-	-
Total assets measured at fair value	21,000	21,000	-	-

Liabilities
Derivative liability	449,790	-	-	449,790
Total liabilities measured at fair value	449,790			449,790

Himalaya Technologies, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2023 AND 2022

(UNAUDITED)

Assets and liabilities measured at fair value are as follows as of July 31, 2023:

	Total	Level 1	Level 2	Level 3
Assets
Investments	21,000	21,000	-	-
Total assets measured at fair value	21,000	21,000	-	-

Liabilities
Derivative liability	680,946	-	-	680,946
Total liabilities measured at fair value	680,946			680,946

Earnings Per Share (EPS)

During the three months ended October 31, 2023 and 2022, the Company generated no revenues and incurred substantial losses, of which the vast majority were due to mostly non-cash charges for accrued interest, penalties and derivative charges related to convertible debt instruments. Therefore, the effect of any common stock equivalents on EPS is anti-dilutive during those periods.

Income Taxes

On October 31, 2023, and July 31, 2023, the Company had not taken any significant uncertain tax positions on its tax returns for the period ended July 31, 2023 and prior years or in computing its tax provisions for any years. Prior management considered its tax positions and believed that all of the positions taken by the Company in its Federal and State tax returns were more likely than not to be sustained upon examination. The Company is subject to examination by U.S. Federal and State tax authorities from inception to present, generally for three years after they are filed. New management, which took control of the Company on June 21, 2021, is currently evaluating prior management’s decision to not file federal tax returns and plans on filing past returns and related 1099 filings for compensation paid to prior management, employees, consultants, contractors, and affiliates. The Company does not believe it has a material tax liability due to its operating losses in these periods but is preparing tax filings to bring itself current as it completes and moves forward on announced mergers and acquisitions.

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

Himalaya Technologies, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2023 AND 2022

(UNAUDITED)

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

Derivative Liabilities

The Company assessed the classification of its derivative financial instruments as of October 31, 2023 and July 31, 2023, which consist of convertible instruments and warrants in the Company’s common stock and determined that such derivatives meet the criteria for liability classification under ASC 815.

Note 3 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate the continuation of the Company as a going concern. The Company reported an accumulated deficit of $8,738,764 as of October 31, 2023. The Company also had negative working capital of $933,038 on October 31, 2023 and had operating losses of $295,920 and $81,717 for the three months ended October 31, 2023 and 2022, respectively. To date, these losses and deficiencies have been financed principally through the issuance of common stock, loans from related parties and loans from third parties.

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

Himalaya Technologies, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2023 AND 2022

(UNAUDITED)

Note 4 – ACQUISITION OF KANAB CORP.

On July 31, 2021, the Company acquired 100% interest in KANAB CORP., a cannabis information services company operating a website Kanab.Club (https://www.kanab.club/). KANAB CORP.’s business plan includes completing its social site targeting health and wellness products and services in the cannabis market, generating revenues from advertising and subscriptions, incorporating social media site into the site, and marketing health and wellness products targeting consumers. KANAB CORP. is a development stage company that does not offer e-commerce services at this time, nor do we touch the cannabis plant and, given these matters, do not believe regulatory oversight or rules of law are a risk factor to the business. As consideration for the purchase, we issued 300,000 shares of Class B preferred stock. As KANAB CORP. was acquired from the Company’s Chief Executive Officer and a company controlled by the Company’s Chief Executive Office, the Company has accounted for the acquisition as an acquisition under common control, recorded at cost. The historical value of the development costs at acquisition for the website design was $11,500. Although KANAB CORP. has not generated any revenues, it has developed a website that is currently active and generating traffic. Subsequent to the acquisition, additional expenses were incurred in further enhancing the Kanab.Club website. We have decided to reskin the site for mainstream social media under the brand “Goccha!” and exit the cannabis information market.

The following summarizes the acquired intangible assets:

	October 31,	July 31,
	2023	2023
Intangible assets	$23,800	$23,800
Accumulated amortization	(10,352)	(9,149)
	$13,448	$14,651

Note 5 - INVESTMENTS

On June 12, 2023, the Company purchased 210,000,000 common shares of Peer-to-Peer Network (OTC: PTOP) from FOMO WORLDWIDE, INC. (OTC: FOMC) by issuing FOMO WORLDWIDE, INC. 1,680,000 Series A Preferred shares. The fair value of the PTOP shares received was $63,000, and the as if converted value of our Series A Preferred shares was $100,800. A loss of $37,800 was thus recorded on acquisition. At October 31 and July 31, 2023, the value of the investment in PTOP was $21,000.

Note 6 – LOANS PAYABLE DUE TO RELATED PARTIES

On June 28, 2021, the Company received a loan of $25,000 from FOMO WORLWIDE, INC. (“FOMO”), a related party. At October 31, 2023 and 2022, the loan balance was $$45,319 and $38,290, respectively . The convertible note for FOMO WORLDWIDE, INC. converts at a price of 30% of the average of the two lowest trading prices for the twenty (20) days prior to and including the date of notice of conversion. The number of shares that the loan can be converted into depends on the trading price at the time of conversion. The convertible note was originally due on December 25, 2021. This maturity has been extended, most recently on October 10, 2022, to December 31, 2023 and FOMO waived all default provisions under section 8 (a) through (n). All other provisions of the loan remain in effect.

On May 10, 2023, the Company sold 100% of KANAB CORP. from Himalaya for partial forgiveness of $17,017 loaned to the business on June 28, 2021 and as amended on November 9, 2021 and September 1, 2022. The transaction was subsequently unwound on June 15, 2023 thereby returning 100% of KANAB CORP. to the Company. The loan reduction remained, and the Company issued 100,000 Series B Preferred stock for the return of KANAB CORP.

Himalaya Technologies, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2023 AND 2022

(UNAUDITED)

Note 7 - CONVERTIBLE NOTE PAYABLES

The Company had convertible note payables with two third parties with stated interest rates ranging between 10% and 12% and 22% default interest not including penalties. These notes have a conversion feature such that the Company could not ensure it would have adequate authorized shares to meet all possible conversion demands; accordingly, the conversion option has been treated as a derivative liability in the accompanying financial statements. As of October 31, 2023 and 2022, the Company had the following third-party convertible notes outstanding:

Lender	Origination	Maturity	October 31, 2022	October 31, 2023	Interest

GS Capital Partners LLC	6/29/21	6/29/22	$151,500	$145,500	24%
1800 Diagonal Lending LLC	8/15/22	8/15/23	39,250	8,600	8%
			190,750	154,100
Unamortized discount			-	-
			$190,750	$154,100

The convertible note for GS Capital Partners LLC converts at a price of 60% of the lowest trading price for the twenty (20) days prior to and including the date of notice of conversion. The number of shares that the loan can be converted into depends on the trading price at the time of conversion. At October 31, 2023, the note theoretically would convert into 404,166,667 common shares.

On August 15, 2022, the Company entered into a convertible note agreement 1800 Diagonal Lending LLC for $39,250, due on August 15, 2023 and bearing interest at 8%. The convertible note is convertible at 61% multiplied by the lowest trading price for the common stock during the ten-trading day period ending on the latest complete trading day prior to the conversion date. At October 31, 2023, the note theoretically would convert into 23,497,268 common shares.

In connection with the convertible note with 1800 Diagonal Lending LLC, the note contained an original issue discount (“OID”) of $4,250. At October 31, 2023, this discount was fully amortized.

During the three months ended October 31, 2023, third-party lenders converted $8,100 of principal and interest into 18,913,403 shares of common stock.

The variables used for the Black-Scholes model are as listed below:

	July 31,2023	July 31, 2023

●	Volatility: 333% - 339%	Volatility: 333%

●	Risk free rate of return: 5.40%	Risk free rate of return: 5.40%

●	Expected term: 1 year	Expected term: 1 year

Note 8 – INCOME TAXES

The Company did not file its federal tax returns for fiscal years from 2012 through 2022. Management at year-end 2023 and 2022 believed that it should not have any material impact on the Company’s financials because the Company did not have any tax liabilities due to net loss incurred during these years.

Based on the available information and other factors, management believes it is more likely than not that any potential net deferred tax assets on October 31, and July 31, 2023 will not be fully realizable.

Himalaya Technologies, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2023 AND 2022

(UNAUDITED)

Note 9 – STOCKHOLDERS ‘EQUITY

Common Stock

During the three months ended October 31, 2023, third-party lenders converted $8,100 of principal and interest into 18,913,403 shares of common stock.

Preferred Stock

The preferred shares are in three classes:

●	Class A shares which, 130,000,000 authorized are convertible into 50 shares of common shares for each share, these shares have voting rights of 1 vote per share. At October 31 and July 31, 2023, there were 9,398,371 and 8,457,777 shares issued and outstanding which equates into 469,918,550 and 422,888,850 votes, respectively.

●	Class B shares, 20,000,000 authorized, which are convertible into 1,000 shares of common shares for each share, these shares have voting rights of 1,000 votes per share. At October 31 and July 31, 2023, there were 518,730 and 518,730 shares issued and outstanding which equates into 518,730,000 and 518,730,000 votes, respectively.

●	Class C shares, 1,000,000 authorized, which are convertible into 1 share of common shares for each share. These shares have voting rights of 100,000 votes per share. At October 31 and July 31, 2023, there were 1,000,000 shares outstanding which equates into 100,000,000,000 votes. These shares represent the controlling votes of the Company. These shares are all issued to the Company CEO. There are 99,000,000 shares of preferred shares authorized that have not been assigned a class at this time for future requirements.

During the three months ended October 31, 2023, the Company issued 940,594 shares of Class A Preferred Stock to the Company’s CEO for the conversion of accrued compensation of $30,000.

During the three months ended October 31, 2022, the Company issued 9,090 shares of Class B Preferred Stock to the Company’s CEO for the conversion of accrued compensation of $40,000.

Common Stock

The Company has 1,000,000,000 shares of common stock authorized, and 205,791,975 and 186,878,572 issued and outstanding at Oct 31, 2023 and July 31, 2023, respectively.

During the three months ended October 31, 2023, third-party lenders converted $8,100 of principal and interest into 18,913,403 shares of common stock.

Warrants

On June 22, 2021, the Company issued 50,000,000 warrants with a five-year expiration and $.0001 exercise price to FOMO CORP. as a deposit for the purchase of KANAB CORP. The warrants were canceled and reissued during the year ended July 31, 2023 and exercised by FOMO CORP. for 10,000,000 Series A Preferred shares.

On June 29, 2021, the Company issued 15,000,000 warrants to GS Capital Group as part of the convertible debenture financing to fund operations. These warrants have a three-year expiration and a strike price of $0.01

On June 28, 2021, the Company issued 50,000,000 warrants with a five-year expiration and $.0001 exercise price to FOMO Advisors LLC for future advisory services. The warrants were exercised during the year ended July 31, 2023 by FOMO CORP. for 10,000,000 Series A Preferred shares.

Himalaya Technologies, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2023 AND 2022

(UNAUDITED)

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

These FOMO Advisors LLC warrants were valued at $450,000 and are being recognized over the life of the agreement. During the three months ended October 31, 2023, the Company was notified that FOMO Advisors, LLC ceased operations. As such, the Company recognized the remaining $260,384 of unrecognized expense relating to these warrants.

During the quarter ended April 30, 2023, FOMO Advisors, LLC exercised 100,000,000 warrants to purchase two million (2,000,000) Series A Preferred shares of the Company which convert 1-50 into common stock and vote on an as converted basis. For the purchase, FOMO used $10,000 consideration of its credit line made available to us since June 2021.During the three months ended October 31, 2023, the Company was notified by the Secretary of State of Wyoming that FOMO Advisors, LLC ceased operations. As such, the Company recognized the remaining $260,384 of unrecognized expense relating to these warrants.

The following are the assumptions utilized in valuing the warrants:

Volatility	465%
Expected life	5 years
Risk free rate	3%
Dividend yield	0%

The following table sets forth common share purchase warrants outstanding as of October 31 and July 31, 2023:

		Weighted Average	Intrinsic
	Warrants	Exercise Price	Value
Outstanding, July 31, 2022	65,000,000	0.0024	105,000

Warrants granted	-	-	-
Warrants exercised	(50,000,000)	-	-
Warrants forfeited	-	-	-

Outstanding, July 31, 2023	15,000,000	0.01	-

Warrants granted	-	-	-
Warrants exercised	-	-	-
Warrants forfeited	-	-	-

Outstanding, October 31, 2023	15,000,000	$0.01	$-

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

Himalaya Technologies, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2023 AND 2022

(UNAUDITED)

During the three months ended October 31, 2023, the Company accrued $30,000 in compensation expense under this agreement and converted $30,000 in accrued compensation into 940,594 shares of Class A preferred stock.

During the three months ended October 31, 2022, the Company accrued $30,000 in compensation expense under this agreement and converted $40,000 in accrued compensation into 9,090 shares of Class B preferred stock.

Note 11 – SUBSEQUENT EVENTS

On November 3, 2023, a third-party lender converted $3,100.00 of principal amount into 10,000,000 shares of our common stock.

On November 7, 2023, we launched an indoor agriculture division called “Infood Technologies, Inc.” and, on or around that time, filed a fictitious name (i.e., “doing business as” or “d/b/a”) in the Commonwealth of Pennsylvania. As part of the offering, we have signed reseller agreements with Nelson & Pade, Inc., a provider of aquaponics systems and content, and Vertical Crop Consultant, Inc., a provider of shipping container based farming solutions under “CropBox” and indoor farming services and support.

On November 16, 2023, a third-party lender converted $4,500.00 of principal amount into 10,465,116 shares of our common stock.

On December 13, 2023, our CEO Vikram Grover converted $5,000 of accrued compensation into 142,857 Series A Preferred shares.

On December 19, 2023, our CEO Vikram Grover converted $1,000 of accrued compensation into 22,222 Series A Preferred shares.

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

At October 31, 2023, the Company had one wholly owned subsidiary, KANAB CORP. The Company had one investment, Peer to Peer Network, Inc. (PTOP.)

KANAB CORP. is a development stage company targeting information services for the cannabis industry using its social site Kanab.Club (https://kanab.club/). We do not offer e-commerce services at this time or touch the cannabis plant and, given these matters, do not believe regulatory oversight or rules of law are a risk factor to our business. We have decided to reskin the site for mainstream social media under the brand “Goccha!” and withdraw from the cannabis information market.

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

Our business plan included completing our social site Kanab.Club targeting health and wellness , generating revenues from advertising and subscriptions, incorporating social media site into the site, and marketing our planned social sites including Goccha.net and Yinzworldwide.com.

The Company’s shareholder voting control is effectively controlled by its chairman and CEO, Vikram Grover, due to his ownership of (i) all 1,000,000 of the outstanding shares of the Company’s Series C Preferred Stock which has voting power of 100,000 votes per share, (ii) 4,777,777 shares of the Company’s Series A Preferred Stock directly (31.9% of that class’s outstanding shares) and 2,000,000 shares of the Company’s Series A Preferred Stock indirectly through a Company he controls (27.4%) which have 50 votes per share. and (iii) 247,094 shares of the Company’s Series B Preferred Stock directly (31.9% of that class’s outstanding shares) and 250,000 shares of the Company’s Series B Preferred Stock indirectly through a Company he controls (27.4%) which have 1,000 votes per share. With this voting power, Mr. Grover can determine the outcome of any matter put to a shareholder vote including taking corporate actions by shareholder consent.

Costs and Resources

Himalaya Technologies, Inc. is currently pursuing additional funding resources that will potentially enable it to maintain its current and planned operations through the next 12 months. The Company anticipates that it will need to raise additional capital in order to sustain and grow its operations over the next few years. To the extent that the Company’s capital resources are insufficient to meet current or planned operating requirements, the Company will seek additional funds through equity or debt financing, collaborative or other arrangements with corporate partners, licensees or others, and from other sources, which may have the effect of diluting the holdings of existing shareholders. As of October 31, 2023, the Company had no current arrangements with respect to, or sources of, such additional financing and the Company does not anticipate that existing shareholders or creditors will provide any portion of the Company’s future financing requirements. No assurance can be given that additional financing will be available when needed or that such financing will be available on terms acceptable to the Company. If adequate funds are not available, the Company may be required to delay or terminate expenditures for certain of its programs that it would otherwise seek to develop and commercialize. This would have a material adverse effect on the Company.

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

Results of Operation for the Three Months Ended October 31, 2023 and 2022

Revenues. During the three months ended October 31, 2023 and 2022, the Company had no revenues.

Cost of Revenues. During the three months ended October 31, 2023 and 2022, the Company had no cost of revenues.

Operating Expenses. During the three months ended October 31, 2023, the Company incurred operating expenses of $295,920 consisting primarily of non-cash stock based compensation of $260,384. During the three months ended October 31, 2022, the Company incurred operating expenses of $81,717 consisting primarily of stock based compensation and compensation expense.

Other Income (Expenses). During the three months ended October 31, 2023, the Company recognized other income of $194,506 consisting of interest expense, derivative liability gains and other income. During the three months ended October 31, 2022, the Company incurred other loss of $101,626 consisting of interest expense, derivative liability gains, and other income.

Net Losses. As a result of the above, the Company recognized a net loss of $101,513 for the three months ended October 31, 2023, as compared to a net loss of $183,343 for the three months ended October 31, 2022.

Liquidity and Capital Resources

We have incurred losses since the inception of our business and as of October 31, 2023 we had an accumulated deficit of $8,738,764. As of October 31, 2023, the Company had cash balance of $235 and negative working capital of $933,038.

To date, we have funded our operations through short-term debt and equity financing. During the three months ended October 31, 2023, the Company received $4,162 in related party lending.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Exchange Act that occurred during the quarter ended April 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

We have been named in a business lawsuit by Swift Funding Source Inc. seeking monies owed, fees and penalties of $149,837.85 in the State of New York. We did not receive any funds from this third party provider of cash advances and intend to file to vacate the judgment if the third party attempts legal action in the State of Nevada where we are incorporated.

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

Himalaya Technologies, Inc.

Date: December 20, 2023	/s/ Vikram Grover
Vikram Grover, President
(Principal Executive Officer)

Date: December 20, 2023	/s/ Vikram Grover
Vikram Grover, Chief Financial Officer
(Principal Financial and Accounting Officer)

