Form 10-Q/A
period 2023-10-31
HIMALAYA TECHNOLOGIES, INC
filed 2023-12-21
CIK 1409624

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

EXPLANATORY NOTE

This Amendment to Form 10-Q filed September 20, 2023 includes iXBRL tagging as required by the Securities Exchange Commission.

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

The accompanying notes are an integral part of these consolidated financial statements

Himalaya Technologies Inc

Condensed Consolidated Statement of Cash Flows

(Unaudited)

	For the Three Months Ended October 31,
	2023	2022
Cash flows provided by (used for) operating activities:
Net income (loss)	$(101,513)	$(183,343)
Adjustments to resoncile net loss to net cash provided by (used for) operating activities:
Amortization expense	1,203	1,118
Change in derivative liability	(215,629)	29,491
Derivative expense	14,541	64,937
Amortization of debt discount	175	897
Shares/ Warrants issued for services	260,384	22,500
Increase (decrease) in assets and liabilities:
Accounts payable	30,070	33,831
Accrued interest on loans payable	6,518	6,457

Net cash used for operating activities	(4,251)	(24,112)

Cash flows provided by (used for) Investing activities
Payment of Website Design	-	(6,000)

Net cash used for investing activities	-	(6,000)

Cash flows provided by (used for) Financing activities
Payment of related party loan	-	(12,932)
Proceeds from loan from affiliate	4,162	13,000
Proceeds from non-related loans	-	35,000

Net cash provided by financing activities	4,162	35,068

Net (decrease) increase in cash	(89)	4,956
Cash, beginning of period	324	4,141

Cash, end of period	$235	$9,097

Supplemental disclosure of cash flow information
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-
Preferred stock issued for accrued compensation	$30,000	$20,000
Common stock issued for debt	$38,170	$-

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

During the three months ended October 31, 2023, third-party lenders converted $8,100 of principal and interest into 18,913,403 shares of common stock.

The variables used for the Black-Scholes model are as listed below:

	October 31,2023	July 31, 2023

●	Volatility: 333% - 339%	Volatility: 333%

●	Risk free rate of return: 5.40%	Risk free rate of return: 5.40%

●	Expected term: 1 year	Expected term: 1 year

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

Himalaya Technologies, Inc.

Date: December 21, 2023	/s/ Vikram Grover
Vikram Grover, President
(Principal Executive Officer)

Date: December 21, 2023	/s/ Vikram Grover
Vikram Grover, Chief Financial Officer
(Principal Financial and Accounting Officer)

