Form 10-Q
period 2024-01-31
HIMALAYA TECHNOLOGIES, INC
filed 2024-03-26
CIK 1409624

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended January 31, 2024

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

108 Scharberry Lane #2, Mars, PA 16046

(Address of principal executive offices)

(630) 708-0750

(Registrant’s telephone number, including area code)

625 Stanwix St. #2504, Pittsburgh, PA 15222

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

The number of shares of Common Stock (.0001 par value) of the registrant outstanding was 304,960,235 at March 25, 2024.

HIMALAYA TECHNOLOGIES, INC.

QUARTERLY REPORT ON FORM 10-Q FOR THE PERIOD ENDED JANUARY 31, 2024

2

PART I

ITEM 1. FINANCIAL STATEMENTS

HIMALAYA TECHNOLOGIES, INC.

Himalaya Technologies Inc

Condensed Consolidated Balance Sheets

(Unaudited)

	January 31,	July 31,
	2024	2023
ASSETS

Current assets
Cash	$5,107	$324
Total current assets	5,107	324

Other assets:
Investments	63,000	21,000
Intangible assets	45,634	-
Digital assets	5,000	-
Website design	18,520	14,651
Total other assets	132,154	35,651

Total assets	$137,261	$35,975

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Liabilities

Current liabilities
Accounts payable and accrued expenses	$275,526	$277,478
Derivative liability	263,822	680,946
Loan from affiliate	3,000	41,157
Loans payable due to non-related parties, net	153,371	162,025
Total current liabilities	695,719	1,161,606

Total liabilities	695,719	1,161,606

Stockholders’ deficit
Common stock; $0.0001 par value authorized: 1,000,000,000 shares; issued and outstanding 281,077,890 and 186,878,572	28,107	18,688
Preferred stock Class A; $0.0001 par value authorized: 130,000,000 shares; issued and outstanding 9,642,179 and 8,457,777	964	846
Preferred stock Class B; $0.0001 par value authorized: 20,000,000 shares; issued and outstanding 822,172 and 518,730	83	52
Preferred stock Class C; $0.0001 par value authorized: 1,000,000 shares; issued and outstanding 1,000,000 and 1,000,000	100	100
Additional paid-in-capital	8,513,906	7,491,934
Accumulated deficit	(9,101,618)	(8,637,251)
Total stockholders’ deficit	(558,458)	(1,125,631)

Total liabilities and stockholders’ deficit	$137,261	$35,975

The accompanying notes are an integral part of these consolidated financial statements

Himalaya Technologies Inc

Condensed Consolidated Statement of Operations

(Unaudited)

	For the Three Months Ended January 31,		For the Six Months Ended January 31,
	2024	2023	2024	2023
Operating revenue	$-	$-	$-	$-
Cost of revenue	-	-	-	-
Gross profit	-	-	-	-

Operating expenses:
General and administrative	62,023	80,133	356,740	160,732
Amortization expense	1,428	1,203	2,631	2,321
	63,451	81,336	359,371	163,053

Loss from operations	(63,451)	(81,336)	(359,371)	(163,053)

Other income (expenses)
Interest expense	(12,878)	(8,524)	(19,571)	(15,878)
Derivative expense	(9,679)	-	(24,220)	(64,937)
Change in derivative liability	41,558	(251,183)	257,187	(280,674)
Loss on debt conversions	(360,480)	-	(360,480)
Gain on sale of oil and gas properties	-	112,000	-	112,000
Investment gain	42,000	-	42,000	-
Other income	76	94	88	250
Total other income (expenses)	(299,403)	(147,613)	(104,996)	(249,239)

Income (loss) before income taxes	(362,854)	(228,949)	(464,367)	(412,292)

Provision for income taxes	-		-	-

Net income (loss)	$(362,854)	$(228,949)	$(464,367)	$(412,292)

Net income (loss) per share, basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average common equivalent
share outstanding, basic and diluted	207,187,435	147,201,861	203,270,024	147,201,861

The accompanying notes are an integral part of these consolidated financial statements

Himalaya Technologies Inc

Condensed Consolidated Statement of Stockholders’ Deficit

(Unaudited)

	Common Stock		Preferred Stock
			Class A		Class B		Class C
	Number of Shares	No par value	Number of Shares	$0.0001 par value	Number of Shares	$0.0001 par value	Number of Shares	$0.0001 par value	Additional paid-in capital	Accumulated deficit	Total stockholders’ deficit
Balance, July 31, 2023	186,878,572	$18,688	8,457,777	$846	518,730	$52	1,000,000	$100	$7,491,934	$(8,637,251)	$(1,125,631)

Preferred shares issued for accrued compensation	-	-	1,184,402	118	-	-	-	-	44,453	-	44,571
Conversion of related party debt to preferred shares	-	-	-	-	278,442	28	-	-	565,009	-	565,037
Preferred shares issued for FOMO beverage	-	-	-	-	25,000	3	-	-	34,997	-	35,000
Common shares issued for accrued compensation	8,694,853	869	-	-	-	-	-	-	12,102	-	12,971
Conversion of convertible debt into common shares	46,324,465	4,632	-	-	-	-	-	-	68,811	-	73,443
Common shares issued for acquistion of Trademark	3,180,000	318	-	-	-	-	-	-	3,816	-	4,134
Common shares issued in private placements	36,000,000	3,600	-	-	-	-	-	-	32,400	-	36,000
Recognition of warrants	-	-	-	-	-	-	-	-	260,384	-	260,384
Net income	-	-	-	-	-	-	-	-	-	(464,367)	(464,367)

Balance, January 31, 2024	281,077,890	$28,107	9,642,179	$964	822,172	$83	1,000,000	$100	$8,513,906	$(9,101,618)	$(558,458)

Balance, July 31, 2022	147,201,861	$14,720	-	$-	536,876	$54	1,000,000	$100	$7,350,927	$(8,059,476)	$(693,675)

Shares issued for accrued compensation	-	-	-	-	9,090	1	-	-	39,999	-	40,000
Recognition of warrants	-	-	-	-	-	-	-	-	45,000	-	45,000
Net income	-	-	-	-	-	-	-	-	-	(412,292)	(412,292)

Balance, January 31, 2023	147,201,861	$14,720	-	$-	545,966	$55	1,000,000	$100	$7,435,926	$(8,471,768)	$(1,020,967)

The accompanying notes are an integral part of these consolidated financial statements

Himalaya Technologies Inc

Condensed Consolidated Statement of Cash Flows

(Unaudited)

	For the Six Months Ended January 31,
	2024	2023
Cash flows provided by (used for) operating activities:
Net income (loss)	$(464,367)	$(412,292)
Adjustments to resoncile net loss to net cash provided by (used for) operating activities:
Amortization expense	2,631	2,321
Gain on sale of oil and gas properties	(42,000)	(112,000)
Loss on debt conversions	360,480
Investment gain
Change in derivative liability	24,220	280,674
Derivative expense	(257,187)	64,937
Amortization of debt discount	11,526	1,968
Shares/ Warrants issued for services	260,384	45,000
Increase (decrease) in assets and liabilities:
Accounts payable	43,430	75,634
Accrued interest on loans payable	8,045	13,910

Net cash used for operating activities	(52,838)	(39,848)

Cash flows provided by (used for) Investing activities
Payments for acquisitions of intangible assets	(3,250)	-
Payments of website design	(6,500)	(6,000)

Net cash used for investing activities	(9,750)	(6,000)

Cash flows provided by (used for) Financing activities
Proceeds from private placement	36,000	-
Payment of related party loan	(129)	(20,863)
Proceeds from loan from affiliate	-	28,652
Proceeds from non-related loans	31,500	35,000

Net cash provided by financing activities	67,371	42,789

Net (decrease) increase in cash	4,783	(3,059)
Cash, beginning of period	324	4,141

Cash, end of period	$5,107	$1,082

Supplemental disclosure of cash flow information
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-
Preferred stock issued for accrued compensation	$44,571	$40,000
Common stock issued for accrued compensation	$12,971	$-
Common stock issued for debt	$73,443	$-
Common shares issued for acquistion of Trademark	$4,134	$-
Conversion of related party debt to preferred shares	$565,037	$-
Preferred shares issued for FOMO beverage	$35,000	$-

The accompanying notes are an integral part of these consolidated financial statements

Himalaya Technologies, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2024 AND 2023

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

The Company’s business plan includes completing a mainstream social site “Goccha!” to compete with mainstream social networks and benefit from potential disruption to the market caused by the Federal government planned ban on TikTok, develop additional social networks targeting niche vertical markets, the development of a FOMO healthy energy drink under notice of allowance for trademark by the USPTO, the launch of its ERC20 EVEREST crypto token, and developing and funding telehealth platform businesses.

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

In management’s opinion, these unaudited condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the Company’s financial position as of January 31, 2024 and the results of operations and cash flows for the three and six months ended January 31, 2024 and 2023. The results of operations for the three and six months ended January 31, 2024 are not necessarily indicative of the results to be expected for the full year or any other future interim or annual period.

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

Himalaya Technologies, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2024 AND 2023

(UNAUDITED)

Consolidation

The consolidated financial statements include the accounts and operations of the Company, and its wholly owned subsidiary, Everest Networks, Inc. (formerly KANAB CORP). All material intercompany transactions and accounts have been eliminated in the consolidation.

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

Assets and liabilities measured at fair value are as follows as of January 31, 2024:

Himalaya Technologies, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2024 AND 2023

(UNAUDITED)

	Total	Level 1	Level 2	Level 3
Assets
Investments	63,000	63,000	-	-
Total assets measured at fair value	63,000	63,000	-	-

Liabilities
Derivative liability	263,822	-	-	263,822
Total liabilities measured at fair value	263,822			263,822

Assets and liabilities measured at fair value are as follows as of July 31, 2023:

	Total	Level 1	Level 2	Level 3
Assets
Investments	21,000	21,000	-	-
Total assets measured at fair value	21,000	21,000	-	-

Liabilities
Derivative liability	680,946	-	-	680,946
Total liabilities measured at fair value	680,946			680,946

Earnings Per Share (EPS)

During the three and six months ended January 31, 2024 and 2023, the Company generated no revenues and incurred substantial losses, of which the vast majority were due to mostly non-cash charges for accrued interest, penalties and derivative charges related to convertible debt instruments. Therefore, the effect of any common stock equivalents on EPS is anti-dilutive during those periods.

Income Taxes

On January 31, 2024, and July 31, 2023, the Company had not taken any significant uncertain tax positions on its tax returns for the period ended July 31, 2023 and prior years or in computing its tax provisions for any years. Prior management considered its tax positions and believed that all of the positions taken by the Company in its Federal and State tax returns were more likely than not to be sustained upon examination. The Company is subject to examination by U.S. Federal and State tax authorities from inception to present, generally for three years after they are filed. New management, which took control of the Company on June 21, 2021, is currently evaluating prior management’s decision to not file federal tax returns and plans on filing past returns and related 1099 filings for compensation paid to prior management, employees, consultants, contractors, and affiliates. The Company does not believe it has a material tax liability due to its operating losses in these periods but is preparing tax filings to bring itself current as it completes and moves forward on announced mergers and acquisitions.

Risks and Uncertainties

The Company is subject to risks from, among other things, competition associated with the industry in general, other risks associated with financing, liquidity requirements, rapidly changing customer requirements, limited operating history and the volatility of public markets.

Himalaya Technologies, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2024 AND 2023

(UNAUDITED)

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

Intangible Assets

The Company’s intangible assets include the Goccha! (formerly Kanab.Club) website, which was developed for external use. The Company carries these intangibles at cost, less accumulated amortization. Amortization is recorded on a straight-line basis over the estimated useful lives, estimated to be 5 years. Costs that are incurred to produce the finished product after technological feasibility has been established are capitalized as an intangible asset. The company performs periodic reviews to ensure that unamortized program costs remain recoverable from future revenue.

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

Derivative Liabilities

The Company assessed the classification of its derivative financial instruments as of January 31, 2024 and July 31, 2023, which consist of convertible instruments and warrants in the Company’s common stock and determined that such derivatives meet the criteria for liability classification under ASC 815.

Note 3 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate the continuation of the Company as a going concern. The Company reported an accumulated deficit of $9,101,618 as of January 31, 2024. The Company also had negative working capital of $690,612 on January 31, 2024 and had operating losses of $359,371 and $163,053 for the six months ended January 31, 2024 and 2023, respectively. To date, these losses and deficiencies have been financed principally through the issuance of common stock, loans from related parties and loans from third parties.

Himalaya Technologies, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2024 AND 2023

(UNAUDITED)

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

Note 4 – ACQUISITION OF EVEREST NETWORKS, INC. (formerly KANAB CORP.)

On July 31, 2021, the Company acquired 100% interest in Everest Networks, Inc. (formerly KANAB CORP.), an information services company that operated a website Kanab.Club. In 2024, the Company began repurposing the site for mainstream social media under the brand “Goccha!”..

As consideration for the purchase, the Company issued 300,000 shares of Class B preferred stock. As KANAB CORP. was acquired from the Company’s Chief Executive Officer and a company controlled by the Company’s Chief Executive Office, the Company accounted for the acquisition as an acquisition under common control, recorded at cost. The historical value of the development costs at acquisition for the website design was $11,500.

The following summarizes the acquired intangible assets:

	January 31,	July 31,
	2024	2023
Intangible assets	$30,300	$23,800
Accumulated amortization	(11,781)	(9,149)
	$18,519	$14,651

Note 5 - INVESTMENTS

On June 12, 2023, the Company purchased 210,000,000 common shares of Peer-to-Peer Network (OTC: PTOP) from FOMO WORLDWIDE, INC. (OTC: FOMC) by issuing FOMO WORLDWIDE, INC. 1,680,000 Series A Preferred shares. The fair value of the PTOP shares received was $63,000, and the as if converted value of our Series A Preferred shares was $100,800. A loss of $37,800 was thus recorded on acquisition. At January 31, 2024 and July 31, 2023, the value of the investment in PTOP was $63,000 and $21,000, respectively.

Note 6 – LOANS PAYABLE DUE TO RELATED PARTIES

On June 28, 2021, the Company received a loan of $25,000, subsequently amended to a credit line of $100,000, from FOMO WORLWIDE, INC. (“FOMO”), a related party. At October 31, 2023 and 2022, the loan balance was $45,319 and $38,290, respectively . The convertible note for FOMO WORLDWIDE, INC. converts at a price of 30% of the average of the two lowest trading prices for the twenty (20) days prior to and including the date of notice of conversion. The number of shares that the loan can be converted into depends on the trading price at the time of conversion. The convertible note was originally due on December 25, 2021. This maturity has been extended, most recently on October 10, 2022, to December 31, 2023 and FOMO waived all default provisions under section 8 (a) through (n). All other provisions of the loan remain in effect. During the six months ended January 31, 2024, FOMO WORLDWIDE, INC. converted $38,028 of a loan and $20,087 in accrued interest to us into 278,442 of our Series B Preferred shares.

Himalaya Technologies, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2024 AND 2023

(UNAUDITED)

On May 10, 2023, the Company sold 100% of Everest Networks, Inc. (formerly KANAB CORP) from Himalaya for partial forgiveness of $17,017 loaned to the business on June 28, 2021 and as amended on November 9, 2021 and September 1, 2022. The transaction was subsequently unwound on June 15, 2023 thereby returning 100% of Everest Networks, Inc. (formerly KANAB CORP) to the Company. The loan reduction remained, and the Company issued 100,000 Series B Preferred stock for the return of Everest Networks, Inc. (formerly KANAB CORP).

Note 7 - CONVERTIBLE NOTE PAYABLES

The Company had convertible note payables with two third parties with stated interest rates ranging between 10% and 12% and 22% default interest not including penalties. These notes have a conversion feature such that the Company could not ensure it would have adequate authorized shares to meet all possible conversion demands; accordingly, the conversion option has been treated as a derivative liability in the accompanying financial statements. As of January 31, 2024 and July 31, 2023, the Company had the following third-party convertible notes outstanding:

Lender	Origination	Maturity	January 31, 2024	July 31, 2023	Interest

GS Capital Partners LLC	6/29/21	6/29/22	$151,500	$145,500	24%
1800 Diagonal Lending LLC	8/15/22	8/15/23	-	16,700	8%
1800 Diagonal Lending LLC	8/15/22	8/15/23	31,500	-	9%
			177,000	162,200
Unamortized discount			(23,629)	-
			$153,371	$162,200

The convertible note for GS Capital Partners LLC converts at a price of 60% of the lowest trading price for the twenty (20) days prior to and including the date of notice of conversion. The number of shares that the loan can be converted into depends on the trading price at the time of conversion. At January 31, 2024, the note theoretically would convert into 202,083,333 common shares.

On August 15, 2022, the Company entered into a convertible note agreement 1800 Diagonal Lending LLC for $39,250, due on August 15, 2023 and bearing interest at 8%. The convertible note is convertible at 61% multiplied by the lowest trading price for the common stock during the ten-trading day period ending on the latest complete trading day prior to the conversion date. At January 31, 2024, the note was entirely converted to common stock.

On November 1, 2023, the Company entered into a convertible note agreement 1800 Diagonal Lending LLC for $31,500, due on August 15, 2024 and bearing interest at 9%. The convertible note is convertible at 61% multiplied by the lowest trading price for the common stock during the ten-trading day period ending on the latest complete trading day prior to the conversion date. At January 31, 2024, the note theoretically would convert into 43,032,787 common shares.

During the six months ended January 31, 2024, third-party lenders converted $18,720 of principal and interest into 46,324,465 shares of common stock.

The variables used for the Binomial model are as listed below:

Himalaya Technologies, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2024 AND 2023

(UNAUDITED)

	January 31,2024	July 31, 2023

●	Volatility: 333% - 347%	Volatility: 333%

●	Risk free rate of return: 5.40%	Risk free rate of return: 5.40%

●	Expected term: 1 year	Expected term: 1 year

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

Note 9 – STOCKHOLDERS ‘EQUITY

Common Stock

During the six months ended January 31, 2024, third-party lenders converted $18,720 of principal and interest into 46,324,465 shares of common stock.

During the six months ended January 31, 2024, the Company issued 8,694,853 shares of common stock to the Company’s CEO for the conversion of accrued compensation of $10,000.

During the six months ended January 31, 2024, the Company issued 3,180,000 shares of common stock to acquire the trademark to FOMO Beverage, valued at $4,134.

During the six months ended January 31, 2024, the Company issued 36,000,000 shares of common stock to in private placements for proceeds of $36,000.

Preferred Stock

The preferred shares are in three classes:

●	Class A shares which, 130,000,000 authorized are convertible into 50 shares of common shares for each share, these shares have voting rights of 1 vote per share. At January 31, 2024 and July 31, 2023, there were 9,642,279 and 8,457,777 shares issued and outstanding which equates into 482,108,950 and 422,888,850 votes, respectively.

●	Class B shares, 20,000,000 authorized, which are convertible into 1,000 shares of common shares for each share, these shares have voting rights of 1,000 votes per share. At January 31, 2024 and July 31, 2023, there were 822,172 and 518,730 shares issued and outstanding which equates into 822,172,000 and 518,730,000 votes, respectively.

Himalaya Technologies, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2024 AND 2023

(UNAUDITED)

●	Class C shares, 1,000,000 authorized, which are convertible into 1 share of common shares for each share. These shares have voting rights of 100,000 votes per share. At January 31, 2024 and July 31, 2023, there were 1,000,000 shares outstanding which equates into 100,000,000,000 votes. These shares represent the controlling votes of the Company. These shares are all issued to the Company CEO. There are 99,000,000 shares of preferred shares authorized that have not been assigned a class at this time for future requirements.

During the six months ended January 31, 2024, the Company issued 1,184,402 shares of Class A Preferred Stock to the Company’s CEO for the conversion of accrued compensation of $40,000.

During the six months ended January 31, 2024, the Company issued 278,442 shares of Class B Preferred Stock to the Company’s CEO for the conversion of accrued compensation of $10,000.

During the six months ended January 31, 2024, FOMO WORLDWIDE, INC. converted $38,028 of a loan and $20,087 in accrued interest to us into 278,442 of our Series B Preferred shares.

Warrants

On June 22, 2021, the Company issued 50,000,000 warrants with a five-year expiration and $.0001 exercise price to FOMO WORLDWIDE, INC. pka FOMO CORP. as a deposit for the purchase of KANAB CORP. The warrants were canceled and reissued during the year ended July 31, 2023 and exercised by FOMO CORP. for 10,000,000 Series A Preferred shares.

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

During the three months ended October 31, 2023, the Company was notified that FOMO Advisors, LLC ceased operations. As such, the Company recognized the remaining $260,384 of unrecognized expense relating to these warrants and the warrants were assigned to FOMO WORLDWIDE, INC. pka FOMO CORP.

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

On January 22, 2024, the Company appointed Ron Zilkowski, CPA, MBA to its Advisory Board. The Company issued Mr. Zilkowski 20,000,000 million warrants with a three-year expiration as compensation for his services. The warrants were valued at $25,944, and unrecognized at January 31, 2024.

On January 23, 2024, the Company appointed Debbie Wildrick to its’ Advisory Board to guide and consult on the launch of health energy drink under the “FOMO” brand. The Company issued Ms. Wildrick 20,000,000 million warrants with a three-year expiration as compensation for his services. The warrants were valued at $27,942, and unrecognized at January 31, 2024.

Himalaya Technologies, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2024 AND 2023

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

The following are the assumptions utilized in valuing the warrants:

Volatility	465%
Expected life	3-5 years
Risk free rate	3% - 5.4%
Dividend yield	0%

The following table sets forth common share purchase warrants outstanding as of January 31, 2024 and July 31, 2023:

		Weighted Average	Intrinsic
	Warrants	Exercise Price	Value
Outstanding, July 31, 2022	65,000,000	0.0024	105,000

Warrants granted	-	-	-
Warrants exercised	(50,000,000)	-	-
Warrants forfeited	-	-	-

Outstanding, July 31, 2023	15,000,000	0.01	-

Warrants granted	40,000,000	0.01	-
Warrants exercised	-	-	-
Warrants forfeited	-	-	-

Outstanding, January 31, 2024	55,000,000	$0.01	$-

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

During the six months ended January 31, 2024, the Company accrued $60,000 in compensation expense under this agreement and converted $50,000 in accrued compensation into 278,442 shares of Class B preferred stock and 8,694,853 shares of common stock.

Himalaya Technologies, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2024 AND 2023

(UNAUDITED)

On January 24, 2024, the Company, along with FOMO WORLDWIDE, INC. signed a six month lease for $5,625.

Note 11 – SUBSEQUENT EVENTS

On February 12, 2024, we appointed Charles Nahabedian to our Advisory Board to guide and consult on our launch of telehealth products and services including smart kiosks and smart chairs. Mr. Nahabedian has spent over 55 years in the telecommunications industry, mostly with Fortune 100 companies, where he developed and managed the realization of innovative systems and services both in international and domestic markets. The Advisory Board Agreement includes w20,000,000 warrants with a .001 strike price and three-year expiration.

On February 10, 2024, we offered to invest in a developer and provider of artificial intelligence (“AI”)-based early cancer detection technology and services utilizing several dozen unique tests for lung cancer, breast cancer, and other cancerous diseases. We have offered a minority ownership position of our equity capitalization to the Target in exchange for an exclusive license to resell testing services to the smart kiosk and smart chair markets in the telehealth, emergency medical clinic, K12, college and university, nursing home, retirement community, municipal government, big box, and grocery store markets. Additionally, we are negotiating an option to buy 5% of the Target’s business at an approximate €500 million valuation (subject to potential adjustments on a lower round) in order to spin-out/spin-off the Company to our shareholders, subject to regulatory and legal review, and align our Companies’ strategic interests.

On February 11, 2024, we offered to exchange a minority ownership of our equity capitalization for a like stake in a manufacturer of patented smart kiosks and smart chairs designed for the telehealth, emergency medical clinic, K12, college and university, nursing home, retirement community, municipal government, big box, and grocery store markets. Additionally, we are negotiating a dealer, reseller, or master agent agreement to directly offer the products along with AI-driven disease detection services. Subject to regulatory and legal review, we intend to spin-out/spin-off the Target to our shareholders or merge with the Target to align our Companies’ strategic interests.

On March 10, 2024, we partnered with Renovi Recovery SRL (“Renovi!”), a real estate development Company based in Santo Domingo, Dominican Republic (“DR”), to finance the development of a medical tourism resort in the #1 tourist destination in the Caribbean, the Dominican Republic. For this work, we will be paid finder fees, stock options, and shares in Renovi! We are also exploring merging some or all of the project into our Company. Additionally, the Company has appointed Renovi!’s CEO, David Burns, Ph.D., to its Advisory Board to guide its entry into this multi-billion dollar market, assist on mergers and acquisitions including a potential combination of Renovi! with Himalaya, and provide management consulting. The Advisory Board Agreement includes 20,000,000 warrants with a .001 strike price and three-year expiration.

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

The Company’s business plan includes completing a mainstream social site “Goccha!” to compete with mainstream social networks and benefit from potential disruption to the market caused by the Federal government planned ban on TikTok, develop additional social networks targeting niche vertical markets, the development of a FOMO healthy energy drink under notice of allowance for trademark by the USPTO, the launch of its ERC20 EVEREST crypto token, and developing and funding telehealth platform businesses.

At January 31, 2024, the Company had one wholly owned subsidiary, Everest Networks, Inc. (formerly KANAB CORP). and a second majority-owned subsidiary K2 Leisure, LLC (75%). The Company had one investment, Peer to Peer Network, Inc. (PTOP).

Everest Networks, Inc. (formerly KANAB CORP) is a development stage company previous targeting information services for the cannabis industry using its social site Kanab.Club (https://kanab.club/). We have decided to reskin the site for mainstream social media under the brand “Goccha!” and withdraw from the cannabis information market.

K2 Leisure, LLC, formed on or around January 22, 2024, is a development stage company designing and developing fashion leisure products under the FOMO brand name and other. It is 75% owned by our corporation and 25% owned by Eva Dixon dba I Do Designs by Eva,

On November 28, 2021 we executed a 19.9% stock purchase with GenBio, Inc. (“GenBio”; https://www.genbioinc.com/) a provider of nutraceutical products and services based on proprietary biotechnology that fight inflammation and high blood pressure. We issued 99,686 series B Preferred shares of stock for 2,036,188 common shares of GenBio, Inc., representing 19.9% ownership. Based on a stock price at closing of .0019 and 99,685,794 common stock equivalents, this valued the investment at $189,749. On May 16, 2023, we unwound our investment in GenBio, and subsequently received back 99,686 series B Preferred shares of stock.

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

On June 12, 2023, we purchased 210,000,000 common shares of Peer-to-Peer Network (OTC: PTOP) from FOMO WORLDWIDE, INC. (OTC: FOMC) by issuing FOMO WORLDWIDE, INC. 1,680,000 of our Series A Preferred shares. The fair value of the PTOP shares received was $63,000, and the as if converted value of our Series A Preferred shares was $100,800. A loss of $37,800 was thus recorded on acquisition. At January 31, 2024 and July 31, 2023, the value of the investment in PTOP was $63,000 and $21,000, respectively.

Our business plan included completing our social site Goccha! targeting health and wellness , generating revenues from advertising and subscriptions, incorporating social media site into the site, and marketing our planned social sites including Goccha.net and Yinzworldwide.com.

The Company’s shareholder voting control is effectively controlled by its chairman and CEO, Vikram Grover, due to his ownership of (i) all 1,000,000 of the outstanding shares of the Company’s Series C Preferred Stock which has voting power of 100,000 votes per share, (ii) 5,962,179 shares of the Company’s Series A Preferred Stock directly (61.8% of that class’s outstanding shares) and 6,680,000 shares of the Company’s Series A Preferred Stock indirectly through a Company he controls (38.2%) which have 50 votes per share. and (iii) 247,094 shares of the Company’s Series B Preferred Stock directly (31.0% of that class’s outstanding shares) and 352,801 shares of the Company’s Series B Preferred Stock indirectly through a Company he controls (44.2%) which have 1,000 votes per share. With this voting power, Mr. Grover can determine the outcome of any matter put to a shareholder vote including taking corporate actions by shareholder consent.

Costs and Resources

Himalaya Technologies, Inc. is currently pursuing additional funding resources that will potentially enable it to maintain its current and planned operations through the next 12 months. The Company anticipates that it will need to raise additional capital in order to sustain and grow its operations over the next few years. To the extent that the Company’s capital resources are insufficient to meet current or planned operating requirements, the Company will seek additional funds through equity or debt financing, collaborative or other arrangements with corporate partners, licensees or others, and from other sources, which may have the effect of diluting the holdings of existing shareholders. As of January 31, 2024, the Company had no current arrangements with respect to, or sources of, such additional financing and the Company does not anticipate that existing shareholders or creditors will provide any portion of the Company’s future financing requirements. No assurance can be given that additional financing will be available when needed or that such financing will be available on terms acceptable to the Company. If adequate funds are not available, the Company may be required to delay or terminate expenditures for certain of its programs that it would otherwise seek to develop and commercialize. This would have a material adverse effect on the Company.

The Company’s shareholder voting control is effectively controlled by its chairman and CEO, Vikram P. Grover, due to his ownership of (i) all 1,000,000 of the outstanding shares of the Company’s Series C Preferred Stock which has voting power of 100,000 votes per share, (ii) 5,962,179 shares of the Company’s Series A Preferred Stock directly (61.8% of that class’s outstanding shares) and 6,680,000 shares of the Company’s Series A Preferred Stock indirectly through a Company he controls (38.2%) which have 50 votes per share. and (iii) 247,094 shares of the Company’s Series B Preferred Stock directly (31.0% of that class’s outstanding shares) and 352,801 shares of the Company’s Series B Preferred Stock indirectly through a Company he controls (44.2%) which have 1,000 votes per share. With this voting power, Mr. Grover can determine the outcome of any matter put to a shareholder vote including taking corporate actions by shareholder consent.

Results of Operation for the Three Months Ended January 31, 2024 and 2023

Revenues. During the three months ended January 31, 2024 and 2023, the Company had no revenues.

Cost of Revenues. During the three months ended January 31, 2024 and 2023, the Company had no cost of revenues.

Operating Expenses. During the three months ended January 31, 2024, the Company incurred operating expenses of $63,451 consisting primarily of stock based compensation and compensation expense. During the three months ended January 31, 2023, the Company incurred operating expenses of $359,371 consisting primarily of stock based compensation and compensation expense.

Other Income (Expenses). During the three months ended January 31, 2024, the Company recognized other expenses of $299,403 consisting of interest expense, derivative liability gains and investment gains and other income. During the three months ended January 31, 2023, the Company incurred other expenses of $147,613 consisting of interest expense, derivative liability gains, and other income.

Net Losses. As a result of the above, the Company recognized a net loss of $362,854, for the three months ended January 31, 2024, as compared to a net loss of $228,949 for the three months ended January 31, 2023.

Results of Operation for the Six Months Ended January 31, 2024 and 2023

Revenues. During the six months ended January 31, 2024 and 2023, the Company had no revenues.

Cost of Revenues. During the six months ended January 31, 2024 and 2023, the Company had no cost of revenues.

Operating Expenses. During the six months ended January 31, 2024, the Company incurred operating expenses of $359,371 consisting primarily of non-cash stock based compensation of $260,384 and compensation accrued expense of. $60,000. During the six months ended January 31, 2023, the Company incurred operating expenses of $163,053 consisting primarily of stock based compensation and compensation expense.

Other Income (Expenses). During the six months ended January 31, 2024, the Company recognized other expenses of $104,996 consisting of interest expense, derivative liability gains and investment gains and other income. During the six months ended January 31, 2023, the Company incurred other expenses of $249,239 consisting of interest expense, derivative liability gains, and other income.

Net Losses. As a result of the above, the Company recognized a net loss of $464,367, for the six months ended January 31, 2024, as compared to a net loss of $412,292 for the three months ended January 31, 2023.

Liquidity and Capital Resources

We have incurred losses since the inception of our business and as of January 31, 2024 we had an accumulated deficit of $9,107,967. As of January 31, 2024, the Company had cash balance of $5,107 and negative working capital of $688,861.

To date, we have funded our operations through short-term debt and equity financing. During the six months ended January 31, 2024, the Company received $871 in related party lending and $31,500 in third party lending. Additionally, we received gross proceeds of $36,000 through the sale of 36,000,000 common shares to an accredited investor under our qualified Tier 2 Regulation A offering.

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

Delinquent Loans

Our third-party loan of $145,500 from GS Capital Partners funded in June 2021 is currently in default, though we have not been given a notice of such by the lender and are in negotiations to satisfy the obligation amicably. Given recent decisions by the New York Supreme Court deeming variable convertible loans as usurious if discounts applied to shares are greater than 25%, and a March 1, 2024 SEC decree deeming sales of such shares as violations as they make such lenders unregistered dealers, we have asked GS Capital Partners to restructure the note in order to align their interests with all stakeholders. There are no assurances we will be successful in such negotiations and may seek legal remedies if we reach an impasse.

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

Item 1. Legal Proceedings.

We have been named in a business lawsuit by Swift Funding Source Inc. seeking monies owed, fees and penalties of $149,837.85 in the State of New York. We did not receive any funds from this third party provider of cash advances and have approached the claimant to amicably resolve this matter with our affiliate FOMO WORLDWIDE, INC.

We have been named in a business lawsuit by Globex Funding LLC seeking monies owed, fees and penalties of $161,631.25 in the State of New York. We did not receive any funds from this third party provider of cash advances and have approached the claimant to amicably resolve this matter with our affiliate FOMO WORLDWIDE, INC.

Item 1A. Risk Factors.

As a “smaller reporting company”, we are not required to provide this information under this item pursuant to Regulation S-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None

Item 6. Exhibits.

(a)	Exhibits.

Exhibit No.	Description

2.1**	Articles of Incorporation.

2.2**	Amendment to Articles of Incorporation

2.3**	Amendment to Articles of Incorporation

2.4**	By-laws

2.5*	Certificate of Designation Preferred A Convertible Stock

2.6*	Certificate of Designation Preferred B Convertible Stock

2.7*	Certificate of Designation Preferred C Convertible Stock

6.1***	Himalaya Technologies Sprecher Beverage Brewing Company Co-pack Agreement

6.2****	Brokerwebs Statement of Work – Stock Chat Room for Kanab Club

6.3*****	GS Capital Partners Loan Document June 29, 2021

6.43*******	1800 Diagonal Lending LLC Loan Document November 1, 2023

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934, as Amended.

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Link base Document

101.DEF	Inline XBRL Taxonomy Extension Definition Link base Document

101.LAB	Inline XBRL Taxonomy Extension Label Link base Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Link base Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

*** Incorporated by Reference to the exhibit to the Registrant’s Form 8-K/A filed June 1, 2022.

**** Incorporated by Reference to the exhibit to the Registrant’s Form 8-K filed August 22, 2022

*****Incorporated by Reference to exhibit 10.1 to the Registrant’s Form 8-K filed July 6, 2021.

****** Incorporated by Reference to exhibit 10.1 to the Registrant’s Form 8-K/A filed November 2, 2022.

******* Incorporated by Reference to exhibit 6.4 to the Registrant’s Form 1-A filed November 17, 2023

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Himalaya Technologies, Inc.

Date: March 25, 2024	/s/ Vikram Grover
Vikram Grover, President
(Principal Executive Officer)

Date: March 25, 2024	/s/ Vikram Grover
Vikram Grover, Chief Financial Officer
(Principal Financial and Accounting Officer)

