Form 10-Q/A
period 2024-01-31
HIMALAYA TECHNOLOGIES, INC
filed 2024-03-28
CIK 1409624

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

The number of shares of Common Stock (.0001 par value) of the registrant outstanding was 304,960,235 at March 28, 2024.

EXPLANATORY NOTE

This Amendment to Form 10-Q filed March 26, 2023 includes iXBRL tagging as required by the Securities Exchange Commission.

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

The accompanying notes are an integral part of these consolidated financial statements

Himalaya Technologies Inc

Condensed Consolidated Statement of Cash Flows

(Unaudited)

	For the Six Months Ended January 31,
	2024	2023
Cash flows provided by (used for) operating activities:
Net income (loss)	$(464,367)	$(412,292)
Adjustments to resoncile net loss to net cash provided by (used for) operating activities:
Amortization expense	2,631	2,321
Gain on sale of oil and gas properties	-	(112,000)
Loss on debt conversions	360,480
Investment gain	(42,000)
Change in derivative liability	(257,187)	280,674
Derivative expense	24,220	64,937
Amortization of debt discount	11,526	1,968
Shares/ Warrants issued for services	260,384	45,000
Increase (decrease) in assets and liabilities:
Accounts payable	43,430	75,634
Accrued interest on loans payable	8,045	13,910

Net cash used for operating activities	(52,838)	(39,848)

Cash flows provided by (used for) Investing activities
Payments for acquisitions of intangible assets	(3,250)	-
Payments of website design	(6,500)	(6,000)

Net cash used for investing activities	(9,750)	(6,000)

Cash flows provided by (used for) Financing activities
Proceeds from private placement	36,000	-
Payment of related party loan	(129)	(20,863)
Proceeds from loan from affiliate	-	28,652
Proceeds from non-related loans	31,500	35,000

Net cash provided by financing activities	67,371	42,789

Net (decrease) increase in cash	4,783	(3,059)
Cash, beginning of period	324	4,141

Cash, end of period	$5,107	$1,082

Supplemental disclosure of cash flow information
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-
Preferred stock issued for accrued compensation	$44,571	$40,000
Common stock issued for accrued compensation	$12,971	$-
Common stock issued for debt	$73,443	$-
Common shares issued for acquistion of Trademark	$4,134	$-
Conversion of related party debt to preferred shares	$565,037	$-
Preferred shares issued for FOMO beverage	$35,000	$-

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

During the six months ended January 31, 2024, the Company issued 36,000,000 shares of common stock to in private placements for proceeds of $36,000.

Preferred Stock

The preferred shares are in three classes:

●	Class A shares which, 130,000,000 authorized are convertible into 50 shares of common shares for each share, these shares have voting rights of 1 vote per share. At January 31, 2024 and July 31, 2023, there were 9,642,179 and 8,457,777 shares issued and outstanding which equates into 482,108,950 and 422,888,850 votes, respectively.

●	Class B shares, 20,000,000 authorized, which are convertible into 1,000 shares of common shares for each share, these shares have voting rights of 1,000 votes per share. At January 31, 2024 and July 31, 2023, there were 822,172 and 518,730 shares issued and outstanding which equates into 822,172,000 and 518,730,000 votes, respectively.

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

On January 23, 2024, the Company appointed Debbie Wildrick to its Advisory Board to guide and consult on the launch of health energy drink under the “FOMO” brand. The Company issued Ms. Wildrick 20,000,000 million warrants with a three-year expiration as compensation for his services. The warrants were valued at $27,942, and unrecognized at January 31, 2024.

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

Our business plan included completing our social site Goccha! targeting health and wellness, generating revenues from advertising and subscriptions, incorporating social media site into the site, and marketing our planned social sites including Goccha.net and Yinzworldwide.com.

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

Himalaya Technologies, Inc.

Date: March 28, 2024	/s/ Vikram Grover
Vikram Grover, President
(Principal Executive Officer)

Date: March 28, 2024	/s/ Vikram Grover
Vikram Grover, Chief Financial Officer
(Principal Financial and Accounting Officer)

