Form 10-Q
period 2024-04-30
HIMALAYA TECHNOLOGIES, INC
filed 2024-06-20
CIK 1409624

$10,455$677,994

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended April 30, 2024

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File No. 000-55282

Himalaya Technologies, Inc.

(Exact name of small business issuer as specified in its charter)

Wyoming	5511	26-0841675
(State or other jurisdiction of incorporation or organization)	(Primary Standard Industrial Classification Code Number)	(I.R.S. Employer Identification No.)

310 E Penn Ave., Robesonia, PA 19551

(Address of principal executive offices)

(228) 366-4969

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

The number of shares of Common Stock (.0001 par value) of the registrant outstanding was 389,283,476 at June 20, 2024.

HIMALAYA TECHNOLOGIES, INC.

QUARTERLY REPORT ON FORM 10-Q FOR THE PERIOD ENDED APRIL 30, 2024

2

PART I

ITEM 1. FINANCIAL STATEMENTS

HIMALAYA TECHNOLOGIES, INC.

Himalaya Technologies Inc

Condensed Consolidated Balance Sheets

(Unaudited)

	April 30,	July 31,
	2024	2023
ASSETS

Current assets
Cash	$100	$324
Total current assets	100	324

Other assets:
Investments	73,455	21,000
Intangible assets	4,134	—
Website design	11,069	14,651
Total other assets	88,658	35,651

Total assets	$88,758	$35,975

LIABILITIES AND STOCKHOLDERS' DEFICIT

Liabilities

Current liabilities
Accounts payable and accrued expenses	$287,334	$277,478
Derivative liability	377,904	680,946
Loan from affiliate	—	41,157
Loans payable due to non-related parties, net	155,823	162,025
Total current liabilities	821,061	1,161,606

Total liabilities	821,061	1,161,606

Stockholders' deficit
Common stock; $0.0001 par value authorized: 1,000,000,000 shares;
issued and outstanding 320,705,865 and 186,878,572	32,070	18,688
Preferred stock Class A; $0.0001 par value authorized:
130,000,000 shares; issued and outstanding 9,704,579 and 8,457,777	970	846
Preferred stock Class B; $0.0001 par value authorized:
20,000,000 shares; issued and outstanding 975,316 and 518,730	98	52
Preferred stock Class C; $0.0001 par value authorized: 1,000,000
shares; issued and outstanding 1,000,000 and 1,000,000	100	100
Additional paid-in-capital	8,819,391	7,491,934
Accumulated deficit	(9,584,932)	(8,637,251)
Total stockholders' deficit	(732,303)	(1,125,631)

Total liabilities and stockholders' deficit	$88,758	$35,975

The accompanying notes are an integral part of these consolidated financial statements

Himalaya Technologies Inc

Condensed Consolidated Statement of Operations

(Unaudited)

	For the Three Months Ended April 30,		For the Nine Months Ended April 30,
	2024	2023	2024	2023
Operating revenue	$—	$—	$—	$—
Cost of revenue	—	—	—	—
Gross profit	—	—	—	—

Operating expenses:
General and administrative	276,172	69,547	632,912	230,279
Research and development	46,500	—	46,500	—
Amortization expense	951	1,163	3,582	3,484
	323,623	70,710	682,994	233,763

Loss from operations	(323,623)	(70,710)	(682,994)	(233,763)

Other income (expenses)
Interest expense	(12,249)	(9,624)	(31,820)	(25,502)
Derivative expense	(10,815)	—	(35,035)	(64,937)
Change in derivative liability	(132,124)	276,221	125,063	(4,453)
Loss on debt conversions	(16,234)	—	(376,714)
Gain on sale of oil and gas properties	—	—	—	112,000
Investment gain	11,615	—	53,615	—
Other income	116	55	204	305
Total other income (expenses)	(159,691)	266,652	(264,687)	17,413

Income (loss) before income taxes	(483,314)	195,942	(947,681)	(216,350)

Provision for income taxes	—		—	—

Net income (loss)	$(483,314)	$195,942	$(947,681)	$(216,350)

Net income (loss) per share, basic and diluted	$(0.00)	$0.00	$(0.00)	$(0.00)

Weighted average common equivalent
share outstanding, basic and diluted	304,486,385	154,170,996	247,805,755	149,473,850

The accompanying notes are an integral part of these consolidated financial statements

Himalaya Technologies Inc

Condensed Consolidated Statement of Stockholders’ Deficit

(Unaudited)

	Common Stock		Preferred Stock
			Class A		Class B		Class C		Additional		Total
	Number	No	Number	$0.0001	Number	$0.0001	Number	$0.0001	paid-in	Accumulated	stockholders'
	of Shares	par value	of Shares	par value	of Shares	par value	of Shares	par value	capital	deficit	deficit
Balance, July 31, 2023	186,878,572	$18,688	8,457,777	$846	519,094	$52	1,000,000	$100	$7,491,934	$(8,637,251)	$(1,125,631)

Preferred shares issued for accrued compensation	—	—	940,594	94	—	—	—	—	29,906	—	30,000
Conversion of convertible debt into common shares	18,913,403	1,891	—	—	—	—	—	—	36,279	—	38,170
Recognition of warrants	—	—	—	—	—	—	—	—	260,384	—	260,384
Net loss	—	—	—	—	—	—	—	—	—	(101,513)	(101,513)

Balance, October 31, 2023	205,791,975	20,579	9,398,371	940	519,094	52	1,000,000	100	7,818,503	(8,738,764)	(898,590)

Common shares issued for acquisition of Trademark	3,180,000	318	—	—	—	—	—	—	3,816	—	4,134
Common shares issued for accrued compensation	8,694,853	869	—	—	—	—	—	—	12,102	—	12,971
Common shares issued in private placements	36,000,000	3,600	—	—	—	—	—	—	32,400	—	36,000
Conversion of convertible debt into common shares	27,411,062	2,741	—	—	—	—	—	—	32,532	—	35,273
Preferred shares issued for accrued compensation	—	—	243,808	24	—	—	—	—	14,547	—	14,571
Conversion of related party debt to preferred shares	—	—	—	—	278,442	28	—	—	565,009	—	565,037
Preferred shares issued for FOMO beverage	—	—	—	—	25,000	3	—	—	34,997	—	35,000
Net income	—	—	—	—	—	—	—	—	—	(362,854)	(362,854)

Balance, January 31, 2024	281,077,890	$28,107	9,642,179	$964	822,536	$83	1,000,000	$100	$8,513,906	$(9,101,618)	$(558,458)

Conversion of convertible debt into common shares	26,417,971	2,642	—	—	—	—	—	—	44,708	—	47,350
Common shares issued for accrued compensation	13,210,004	1,321	—	—	—	—	—	—	11,889	—	13,210
Preferred shares issued for accrued compensation	—	—	62,400	6	—	—	—	—	3,114	—	3,120
Preferred shares issued for accrued compensation	—	—	—	—	152,780	15	—	—	149,987	—	150,002
Warrants issued for services	—	—	—	—	—	—	—	—	95,787	—	95,787
Net loss	—	—	—	—	—	—	—	—	—	(483,314)	(483,314)

Balance, April 30, 2024	320,705,865	$32,070	9,704,579	$970	975,316	$98	1,000,000	$100	$8,819,391	$(9,584,932)	$(732,303)

Balance, July 31, 2022	147,201,861	$14,720	—	—	536,876	$54	1,000,000	$100	$7,350,927	$(8,059,476)	$(693,675)

Shares issued for accrued compensation	—	—	—	—	9,090	1	—	—	39,999	—	40,000
Recognition of warrants	—	—	—	—	—	—	—	—	22,500	—	22,500
Net loss	—	—	—	—	—	—	—	—	—	(183,343)	(183,343)

Balance, October 31, 2022	147,201,861	14,720	—	—	545,966	55	1,000,000	100	7,413,426	(8,242,819)	(814,518)

Recognition of warrants	—	—	—	—	—	—	—	—	22,500	—	22,500
Net loss	—	—	—	—	—	—	—	—	—	(228,949)	(228,949)

Balance, January 31, 2023	147,201,861	$14,720	—	$—	545,966	$55	1,000,000	$100	$7,435,926	$(8,471,768)	$(1,020,967)

Shares issued for accrued compensation	—	—	—	—	60,000	6	—	—	59,994	—	60,000
Recognition of warrants	—	—	—	—	—	—	—	—	22,500	—	22,500
Conversion of warrants	—	—	2,000,000	200	—	—	—	—	9,800	—	10,000
Conversion of convertible debt into common shares	22,520,834	2,252	—	—	—	—	—	—	47,753	—	50,005
Recession of investment in TAG	—	—	—	—	(99,868)	(10)	—	—	(119,831)	—	(119,841)
Net income	—	—	—	—	—	—	—	—	—	195,942	195,942

Balance, April 30, 2023	169,722,695	$16,972	2,000,000	$200	506,098	$51	1,000,000	$100	$7,456,142	$(8,275,826)	$(802,361)

The accompanying notes are an integral part of these consolidated financial statements

Himalaya Technologies Inc

Condensed Consolidated Statement of Cash Flows

(Unaudited)

	For the Nine Months Ended April 30,
	2024	2023
Cash flows provided by (used for) operating activities:
Net income (loss)	$(947,681)	$(216,350)
Adjustments to reconcile net loss to net cash provided
by (used for) operating activities:
Amortization expense	3,582	3,484
Gain on sale of oil and gas properties	—	(112,000)
Loss on debt conversions	376,714	—
Investment gain	(52,455)	—
Change in derivative liability	(125,063)	4,453
Derivative expense	35,035	64,937
Amortization of debt discount	15,548	3,004
Shares/ Warrants issued for services	391,171	67,500
Increase (decrease) in assets and liabilities:
Accounts payable	218,411	106,302
Accrued interest on loans payable	16,272	22,498

Net cash used for operating activities	(68,466)	(56,172)

Cash flows provided by (used for) Investing activities
Payments for acquisitions of intangible assets	—	—
Payments of website design	—	(6,000)

Net cash used for investing activities	—	(6,000)

Cash flows provided by (used for) Financing activities
Proceeds from private placement	36,000	—
Payment of related party loan	(129)	(20,863)
Proceeds from loan from affiliate	871	44,357
Proceeds from non-related loans	31,500	35,000

Net cash provided by financing activities	68,242	58,494

Net (decrease) increase in cash	(224)	(3,678)
Cash, beginning of period	324	4,141

Cash, end of period	$100	$463

Supplemental disclosure of cash flow information
Cash paid for interest	$—	$—
Cash paid for taxes	$—	$—
Preferred stock issued for accrued compensation	$197,693	$80,000
Common stock issued for accrued compensation	$26,181	$—
Common stock issued for debt	$120,793	$50,005
Common shares issued for acquisition of Trademark	$4,134	$—
Conversion of related party debt to preferred shares	$565,037	$—

The accompanying notes are an integral part of these consolidated financial statements

Himalaya Technologies, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2024 AND 2023

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

On March 11, 2024, the Company’s Board of Directors resolved to redomesticate from Nevada to Wyoming. The paperwork was received by the Secretary of State of Wyoming on March 19, 2024 and stamped on April 8, 2024. The Company intends to file with FINRA for review o this corporate action in near future.

The Company’s business plan includes completing a social site “Goccha!” to compete with mainstream social networks and benefit from potential disruption to the market caused by the Federal government planned ban on TikTok, develop additional social networks targeting niche vertical markets, the development of a FOMO healthy energy drink under notice of allowance for trademark by the USPTO, the launch of its ERC20 EVEREST crypto token, and developing and funding Web3 platform businesses.

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

In management’s opinion, these unaudited condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the Company’s financial position as of April 30, 2024 and the results of operations and cash flows for the three and nine months ended April 30, 2024 and 2023. The results of operations for the three and nine months ended April 30, 2024 are not necessarily indicative of the results to be expected for the full year or any other future interim or annual period.

Himalaya Technologies, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2024 AND 2023

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

Himalaya Technologies, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2024 AND 2023

(UNAUDITED)

Assets and liabilities measured at fair value are as follows as of April 30, 2024:

	Total	Level 1	Level 2	Level 3
Assets
Investments	73,455	73,455	—	—
Total assets measured at fair value	73,455	73,455	—	—

Liabilities
Derivative liability	377,904	—	—	377,904
Total liabilities measured at fair value	377,904	—	—	377,904

Assets and liabilities measured at fair value are as follows as of July 31, 2023:

	Total	Level 1	Level 2	Level 3
Assets
Investments	21,000	21,000	—	—
Total assets measured at fair value	21,000	21,000	—	—

Liabilities
Derivative liability	680,946	—	—	680,946
Total liabilities measured at fair value	680,946			680,946

Earnings Per Share (EPS)

During the three and nine months ended April 30, 2024 and 2023, the Company generated no revenues and incurred substantial losses, of which the vast majority were due to mostly non-cash charges for accrued interest, penalties and derivative charges related to convertible debt instruments. Therefore, the effect of any common stock equivalents on EPS is anti-dilutive during those periods.

Income Taxes

On April 30, 2024, and July 31, 2023, the Company had not taken any significant uncertain tax positions on its tax returns for the period ended July 31, 2023 and prior years or in computing its tax provisions for any years. Prior management considered its tax positions and believed that all of the positions taken by the Company in its Federal and State tax returns were more likely than not to be sustained upon examination. The Company is subject to examination by U.S. Federal and State tax authorities from inception to present, generally for three years after they are filed. New management, which took control of the Company on June 21, 2021, is currently evaluating prior management’s decision to not file federal tax returns and plans on filing past returns and related 1099 filings for compensation paid to prior management, employees, consultants, contractors, and affiliates. The Company does not believe it has a material tax liability due to its operating losses in these periods but is preparing tax filings to bring itself current as it completes and moves forward on announced mergers and acquisitions.

Risks and Uncertainties

The Company is subject to risks from, among other things, competition associated with the industry in general, other risks associated with financing, liquidity requirements, rapidly changing customer requirements, limited operating history and the volatility of public markets.

Himalaya Technologies, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2024 AND 2023

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

Derivative Liabilities

The Company assessed the classification of its derivative financial instruments as of April 30, 2024 and July 31, 2023, which consist of convertible instruments and warrants in the Company’s common stock and determined that such derivatives meet the criteria for liability classification under ASC 815.

Himalaya Technologies, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2024 AND 2023

(UNAUDITED)

Note 3 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate the continuation of the Company as a going concern. The Company reported an accumulated deficit of $9,584,932 as of April 30, 2024. The Company also had negative working capital of $820,961 on April 30, 2024 and had operating losses of $682,994 and $233,763 for the nine months ended April 30, 2024 and 2023, respectively. To date, these losses and deficiencies have been financed principally through the issuance of common stock, loans from related parties and loans from third parties.

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

The following summarizes the acquired intangible assets:

	April 30,	July 31,
	2024	2023
Intangible assets	$23,800	$23,800
Accumulated amortization	(12,731)	(9,149)
	$11,069	$14,651

Note 5 - INVESTMENTS

On June 12, 2023, the Company purchased 210,000,000 common shares of Peer-to-Peer Network (OTC: PTOP) from FOMO WORLDWIDE, INC. (OTC: IGOT) by issuing FOMO WORLDWIDE, INC. 1,680,000 Series A Preferred shares. The fair value of the PTOP shares received was $63,000, and the as if converted value of our Series A Preferred shares was $100,800. A loss of $37,800 was thus recorded on acquisition. At April 30, 2024 and July 31, 2023, the value of the investment in PTOP was $63,000 and $21,000, respectively.

On February 26, 2024, the Company converted a promissory note for the sale of Infood Technologies, Inc. business assets including DBA trade name, website, dealer agreements, intellectual property, customer list, and other into 227,273 Restricted Series B Preferred shares of IGOT. The Company valued the shares IGOT at the at-converted value of $8,409. At April 30, 2024, the value of the investment of IGOT was $10,455.

.

Himalaya Technologies, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2024 AND 2023

(UNAUDITED)

Note 6 – LOANS PAYABLE DUE TO RELATED PARTIES

On June 28, 2021, the Company received a loan of $25,000, subsequently amended to a credit line of $100,000, from FOMO WORLWIDE, INC. (“FOMO”), a related party. At April 30, 2024 and July 31, 2023, the loan balance was $0 and $41,157, respectively . The convertible note for FOMO WORLDWIDE, INC. converts at a price of 30% of the average of the two lowest trading prices for the twenty (20) days prior to and including the date of notice of conversion. The number of shares that the loan can be converted into depends on the trading price at the time of conversion. The convertible note was originally due on December 25, 2021. This maturity has been extended, most recently on October 10, 2022, to December 31, 2023 and FOMO waived all default provisions under section 8 (a) through (n). All other provisions of the loan remain in effect. During the six months ended January 31, 2024, FOMO WORLDWIDE, INC. converted $38,028 of a loan and $20,087 in accrued interest to us into 278,442 of our Series B Preferred shares

On May 10, 2023, the Company sold 100% of Everest Networks, Inc. (formerly KANAB CORP) from Himalaya for partial forgiveness of $17,017 loaned to the business on June 28, 2021 and as amended on November 9, 2021 and September 1, 2022. The transaction was subsequently unwound on June 15, 2023 thereby returning 100% of Everest Networks, Inc. (formerly KANAB CORP) to the Company. The loan reduction remained, and the Company issued 100,000 Series B Preferred stock for the return of Everest Networks, Inc. (formerly KANAB CORP).

On February 26, 2024, the remaining loan and accrued interest was exchanged as part of the sale of Infood Technologies, Inc. to FOMO WORLDWIDE, INC.

On January 21, 2024, the Company issued a zero interest bearing convertible note of $2,945 to the Company’s CEO for expenses incurred. The note was convertible at a discount 70% discount to the average of the lowest two trading prices of the prior 20 days. The note was converted into 1,402 Series B Preferred shares on April 30, 2024.

Note 7 - CONVERTIBLE NOTE PAYABLES

The Company had convertible note payables with two third parties with stated interest rates ranging between 10% and 12% and 22% default interest not including penalties. These notes have a conversion feature such that the Company could not ensure it would have adequate authorized shares to meet all possible conversion demands; accordingly, the conversion option has been treated as a derivative liability in the accompanying financial statements. As of April 30, 2024 and July 31, 2023, the Company had the following third-party convertible notes outstanding:

Lender	Origination	Maturity	April 30, 2024	July 31, 2023	Interest

GS Capital Partners LLC	6/29/21	6/29/22	$140,100	$145,500	10%
1800 Diagonal Lending LLC	8/15/22	8/15/23	—	16,700	8%
1800 Diagonal Lending LLC	11/01/23	8/15/24	31,500	—	9%
			171,500	162,200
Unamortized discount			(15,777)	—
			$155,823	$162,200

Himalaya Technologies, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2024 AND 2023

(UNAUDITED)

The convertible note for GS Capital Partners LLC converts at a price of 60% of the lowest trading price for the twenty (20) days prior to and including the date of notice of conversion. The number of shares that the loan can be converted into depends on the trading price at the time of conversion. At April 30, 2024, the note theoretically would convert into 467,000,000 common shares.

On August 15, 2022, the Company entered into a convertible note agreement 1800 Diagonal Lending LLC for $39,250, due on August 15, 2023 and bearing interest at 8%. The convertible note is convertible at 61% multiplied by the lowest trading price for the common stock during the ten-trading day period ending on the latest complete trading day prior to the conversion date. At April 30, 2024, the note was entirely converted to common stock.

On November 1, 2023, the Company entered into a convertible note agreement 1800 Diagonal Lending LLC for $31,500, due on August 15, 2024 and bearing interest at 9%. The convertible note is convertible at 61% multiplied by the lowest trading price for the common stock during the ten-trading day period ending on the latest complete trading day prior to the conversion date. At April 30, 2024, the note theoretically would convert into 103,278,689 common shares.

During the nine months ended April 30, 2024, third-party lenders converted $120,793 of principal and interest into 72,742,436 shares of common stock.

The variables used for the Binomial model are as listed below:

	April 30, 2024	July 31, 2023

●	Volatility: 333% - 350%	Volatility: 333%

●	Risk free rate of return: 5.40%	Risk free rate of return: 5.40%

●	Expected term: 1 year	Expected term: 1 year

Note 8 – INCOME TAXES

The Company did not file its federal tax returns for fiscal years from 2012 through 2022. Management at year-end 2023 and 2022 believed that it should not have any material impact on the Company’s financials because the Company did not have any tax liabilities due to net loss incurred during these years.

Based on the available information and other factors, management believes it is more likely than not that any potential net deferred tax assets on April 30, 2024, and July 31, 2023 will not be fully realizable.

Himalaya Technologies, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2024 AND 2023

(UNAUDITED)

Note 9 – STOCKHOLDERS ‘EQUITY

Common Stock

During the nine months ended April 30, 2024, third-party lenders converted $120,793 of principal and interest into 72,742,436 shares of common stock.

During the nine months ended April 30, 2024, the Company issued 21,904,857 shares of common stock to the Company’s CEO for the conversion of accrued compensation of $26,181.

During the nine months ended April 30, 2024, the Company issued 3,180,000 shares of common stock to acquire the trademark to FOMO Beverage, valued at $4,134.

During the six months ended April 30, 2024, the Company issued 36,000,000 shares of common stock to in private placements for proceeds of $36,000.

Preferred Stock

The preferred shares are in three classes:

●	Class A shares which, 130,000,000 authorized are convertible into 50 shares of common shares for each share, these shares have voting rights of 1 vote per share. At April 30, 2024 and July 31, 2023, there were 9,704,579 and 8,457,777 shares issued and outstanding which equates into 485,228,950 and 422,888,850 votes, respectively.

●	Class B shares, 20,000,000 authorized, which are convertible into 1,000 shares of common shares for each share, these shares have voting rights of 1,000 votes per share. At April 30, 2024 and July 31, 2023, there were 975,316 and 518,730 shares issued and outstanding which equates into 975,316,000 and 518,730,000 votes, respectively.

●	Class C shares, 1,000,000 authorized, which are convertible into 1 share of common shares for each share. These shares have voting rights of 100,000 votes per share. At April 30, 2024 and July 31, 2023, there were 1,000,000 shares outstanding which equates into 100,000,000,000 votes. These shares represent the controlling votes of the Company. These shares are all issued to the Company CEO. There are 99,000,000 shares of preferred shares authorized that have not been assigned a class at this time for future requirements

During the nine months ended April 30, 2024, the Company issued 1,246,802 shares of Class A Preferred Stock to the Company’s CEO for the conversion of accrued compensation of $42,500.

During the nine months ended April 30, 2024, the Company issued 152,780 shares of Class B Preferred Stock to the Company’s CEO for the conversion of accrued compensation of $135,000.

During the nine months ended April 30, 2024, FOMO WORLDWIDE, INC. converted $38,028 of a loan and $20,087 in accrued interest to us into 278,442 of our Series B Preferred shares.

Himalaya Technologies, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2024 AND 2023

(UNAUDITED)

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

On February 12, 2024, the Company appointed Charles Nahabedian to its Advisory Board. The Company issued Mr. Nahabedian 20,000,000 million warrants with a three-year expiration as compensation for his services.  The warrants were valued at $27,942.

On March 10, 2024, the Company appointed David Burns, PhD. to its Advisory Board. The Company issued Mr. Burns 20,000,000 million warrants with a three-year expiration as compensation for his services.  The warrants were valued at $13,959.

The Company recognized $95,788 in expense related to the above warrants during the nine months ended April 30, 2024.

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

Himalaya Technologies, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2024 AND 2023

(UNAUDITED)

The following are the assumptions utilized in valuing the warrants:

Volatility	465%
Expected life	3-5 years
Risk free rate	3% - 5.4%
Dividend yield	0%

The following table sets forth common share purchase warrants outstanding as of April 30, 2024 and July 31, 2023:

		Weighted Average	Intrinsic
	Warrants	Exercise Price	Value
Outstanding, July 31, 2022	65,000,000	0.0024	105,000

Warrants granted	—	—	—
Warrants exercised	(50,000,000)	—	—
Warrants forfeited	—	—	—

Outstanding, July 31, 2023	15,000,000	0.01	—

Warrants granted	80,000,000	0.01	—
Warrants exercised	—	—	—
Warrants forfeited	—	—	—

Outstanding, April 30, 2024	95,000,000	$0.01	$—

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

On February 25, 2024, the Company amended its employment agreement with Vikram Grover to compensation of $12,500 per month, broken down as $2,500 cash $10,000 stock if the Company is not SEC current, and $7,500 cash $5,000 stock when brought SEC current. Mr. Grover can elect to take the entire amount in Series B Preferred shares priced off the 20-day moving average closing bid price of HMLA common stock (1-1000 ratio) or at the price of the latest equity-linked financing upon written notice at the end of any fiscal quarter. Mr. Grover was also hereby awarded an annual bonus of $50,000 retroactively to his employment June 2021 and on a go-forward basis, payable in cash or Series B Preferred stock at his option.

During the nine months ended April 30, 2024, the Company accrued $95,000 in compensation expense and $125,000 in bonuses under this agreement and converted $207,500 in accrued compensation into 1,246,802 shares of Claas A preferred stock, 152,780 shares of Class B preferred stock and 21,904,857 shares of common stock.

On January 24, 2024, the Company, along with FOMO WORLDWIDE, INC. signed a six month lease for $5,625.

Himalaya Technologies, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2024 AND 2023

(UNAUDITED)

 Note 11 – SUBSEQUENT EVENTS

On May 15, 2024 and May 17, 2024, Vikram Grover converted a total of $25,000.00 accrued compensation into 250,000 Series B Preferred shares.

On May 20, 2024, the Company removed Eva Dixon from her 25%-Member interest in our majority-owned subsidiary K2 Leisure, LLC, appointed Vikram Grover and Skibbereen Business Advisors as 50%-50% Members of the entity, renamed the entity “Steel Giants Advisors LLC”, and withdrew from our 75%-Member interest. As a result, we have no business relationship with the entity other than potential engagement for future management consulting and financial advisory services.

On May 20, 2024, our Board of Directors appointed Ryan Nguyen to the positions of CEO and Director.

On May 20, 2024, we engaged Inov8 Agency, Inc. for Web3 consulting, cryptocurrency project management, and financial advisory services under a three-year contract. As consideration, we issued Inov8 Agency, Inc. 2,098,776 Restricted Series B Preferred Shares that vest after the contract term and committed to payments of $30,000 per month.

On May 20, 2024, Vikram Grover resigned as Director, Chief Executive Officer, Treasurer and Secretary and retained the Chief Financial Officer position. The Board of Directors accepted his resignations on May 21, 2024.

On May 23, 2024, a third-party lender converted $4,865.00 of an unsecured note into 15,950,819 common shares.

On June 4, 2024, a third-party lender converted $6,130.00 of an unsecured note into 16,748,633 common shares.

On June 6, 2024, a third-party lender converted $9,675.00 of an unsecured note into 17,590,909 common shares.

On June 10, 2024, a third-party lender converted $6,583.00 of an unsecured note, interest and fees into 18,287,250 common shares.

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

At April 30, 2024, the Company had one wholly owned subsidiary, Everest Networks, Inc. (formerly KANAB CORP). and a second majority-owned subsidiary K2 Leisure, LLC (75%). Subsequent to April 30, 2024, the Company withdrew its membership interest in K2 Leisure, LLC. The Company had two investments, Peer to Peer Network, Inc. (PTOP) and FOMO WORLDWIDE, INC. (IGOT).

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

On June 12, 2023, we purchased 210,000,000 common shares of Peer-to-Peer Network (OTC: PTOP) from FOMO WORLDWIDE, INC. (OTC: IGOT) by issuing FOMO WORLDWIDE, INC. 1,680,000 of our Series A Preferred shares. The fair value of the PTOP shares received was $63,000, and the as if converted value of our Series A Preferred shares was $100,800. A loss of $37,800 was thus recorded on acquisition. At January 31, 2024 and July 31, 2023, the value of the investment in PTOP was $63,000 and $21,000, respectively.

On February 26, 2024, the Company converted a promissory note for the sale of Infood Technologies, Inc. business assets including DBA trade name, website, dealer agreements, intellectual property, customer list, and other into 227,273 Restricted Series B Preferred shares of IGOT. The Company valued the shares IGOT at the at-converted value of $8,409. At April 30, 2024, the value of the investment of IGOT was $10,455.

Our business plan included completing our social site Goccha! targeting health and wellness , generating revenues from advertising and subscriptions, incorporating social media site into the site, and marketing our planned social sites including Goccha.net and Yinzworldwide.com.

At April 30, 2024, the Company’s shareholder voting control was effectively controlled by its chairman and CEO, Vikram Grover, due to his ownership of (i) all 1,000,000 of the outstanding shares of the Company’s Series C Preferred Stock which has voting power of 100,000 votes per share, (ii) 9,704,579 shares of the Company’s Series A Preferred Stock directly and indirectly through a Company he controls which have 50 votes per share. and (iii) 950,316 shares of the Company’s Series B Preferred Stock directly and indirectly through a Company he controls which have 1,000 votes per share. Additionally, Mr. Grover directly owns 25,084,857 common shares. With this voting power, Mr. Grover can determine the outcome of any matter put to a shareholder vote including taking corporate actions by shareholder consent. On May 20, 2024, Mr. Grover agreed to a change of control hiring Ryan Nguyen as CEO and appointing him Director, resigned his positions as CEO, Treasurer, and Director, and agreed to assign his Series C Preferred shares to Inov8 Agency, Inc. or their assignees to position the Company for growth.

Costs and Resources

Himalaya Technologies, Inc. is currently pursuing additional funding resources that will potentially enable it to maintain its current and planned operations through the next 12 months. The Company anticipates that it will need to raise additional capital in order to sustain and grow its operations over the next few years. To the extent that the Company’s capital resources are insufficient to meet current or planned operating requirements, the Company will seek additional funds through equity or debt financing, collaborative or other arrangements with corporate partners, licensees or others, and from other sources, which may have the effect of diluting the holdings of existing shareholders. As of April 30, 2024, other than a qualified Tier 2 Regulation A offering on file with the SEC under Form 1A that may require supplemental information to remain effective, the Company had no current arrangements with respect to, or sources of, such additional financing and the Company does not anticipate that existing shareholders or creditors will provide any portion of the Company’s future financing requirements. No assurance can be given that additional financing will be available when needed or that such financing will be available on terms acceptable to the Company. If adequate funds are not available, the Company may be required to delay or terminate expenditures for certain of its programs that it would otherwise seek to develop and commercialize. This would have a material adverse effect on the Company.

 Results of Operation for the Three Months Ended April 30, 2024 and 2023

Revenues. During the three months ended April 30, 2024 and 2023, the Company had no revenues.

Cost of Revenues. During the three months ended April 30, 2024 and 2023, the Company had no cost of revenues.

Operating Expenses. During the three months ended April 30, 2024, the Company incurred operating expenses of $323,623 consisting primarily of stock based compensation, compensation expense and research and development. During the three months ended January 31, 2023, the Company incurred operating expenses of $70,710 consisting primarily of stock based compensation and compensation expense.

Other Income (Expenses). During the three months ended April 30, 2024, the Company recognized other expenses of $159,691 consisting of interest expense, derivative liability gains and investment gains and other income. During the three months ended April 30, 2023, the Company recognized other income of $266,652 consisting of interest expense, derivative liability gains, and other income.

Net Losses. As a result of the above, the Company recognized a net loss of $483,314, for the three months ended April 30, 2024, as compared to net income of $195,942 for the three months ended April 30, 2023.

Results of Operation for the Nine Months Ended April 30, 2024 and 2023

Revenues. During the nine months ended April 30, 2024 and 2023, the Company had no revenues.

Cost of Revenues. During the nine months ended April 30, 2024 and 2023, the Company had no cost of revenues.

Operating Expenses. During the nine months ended April 30, 2024, the Company incurred operating expenses of $682,994 consisting primarily of non-cash stock based compensation of $391,171 and compensation accrued expense of. $235,447. During the nine months ended April 30, 2023, the Company incurred operating expenses of $233,763 consisting primarily of stock based compensation and compensation expense.

Other Income (Expenses). During the nine months ended April 30, 2024, the Company recognized other expenses of $264,687 consisting of interest expense, derivative liability gains and investment gains and other income. During the nine months ended April 30, 2023, the Company recognized other income of $17,413 consisting of interest expense, derivative liability gains, and other income.

Net Losses. As a result of the above, the Company recognized a net loss of $947,681, for the nine months ended April 30, 2024, as compared to a net loss of $216,350 for the nine months ended April 30, 2023.

Liquidity and Capital Resources

We have incurred losses since the inception of our business and as of April 30, 2024 we had an accumulated deficit of $9,584,932. As of April 30, 2024, the Company had a cash balance of $100 and negative working capital of $820,961.

To date, we have funded our operations through short-term debt and equity financing. During the nine months ended April 30, 2024, the Company received $871 in related party lending and $31,500 in third party lending. Additionally, we received gross proceeds of $36,000 through the sale of 36,000,000 common shares to an accredited investor under our qualified Tier 2 Regulation A offering.

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

Delinquent Loans

Our third-party loan of $140,100 from GS Capital Partners funded in June 2021 is currently in default, though we have not been given a notice of such by the lender and are in negotiations to satisfy the obligation amicably. Given recent decisions by the New York Supreme Court deeming variable convertible loans as usurious if discounts applied to shares are greater than 25%, and a March 1, 2024 SEC decree deeming sales of such shares as violations as they make such lenders unregistered dealers, we have asked GS Capital Partners to restructure the note in order to align their interests with all stakeholders. There are no assurances we will be successful in such negotiations and may seek legal remedies if we reach an impasse.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Exchange Act that occurred during the quarter ended April 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting

PART II — OTHER INFORMATION

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None

Item 6. Exhibits.

(a)	Exhibits.

Exhibit No.	Description

2.1**	Articles of Incorporation.

2.2**	Amendment to Articles of Incorporation

2.3**	Amendment to Articles of Incorporation

2.4**	By-laws

2.5*	Certificate of Designation Preferred A Convertible Stock

2.6*	Certificate of Designation Preferred B Convertible Stock

2.7*	Certificate of Designation Preferred C Convertible Stock

6.1***	Himalaya Technologies Sprecher Beverage Brewing Company Co-pack Agreement

6.2****	Brokerwebs Statement of Work – Stock Chat Room for Kanab Club

6.3*****	GS Capital Partners Loan Document June 29, 2021

6.43******	1800 Diagonal Lending LLC Loan Document November 1, 2023

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934, as Amended.

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Link base Document

101.DEF	Inline XBRL Taxonomy Extension Definition Link base Document

101.LAB	Inline XBRL Taxonomy Extension Label Link base Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Link base Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

Himalaya Technologies, Inc.

Date: June 20, 2024	/s/ Ryan Nguyen
Ryan Nguyen, President
(Principal Executive Officer)

Date: June 20, 2024	/s/ Vikram Grover
Vikram Grover, Chief Financial Officer
(Principal Financial and Accounting Officer)

